Form 10-Q
period 2001-06-16
ROADWAY CORP
filed 2001-07-26
CIK 1141496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the Period ended June 16, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from ______ to ______.



                        Commission file number 000-32821

                               ROADWAY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                     34-1956254
--------------------------------           -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No)
of incorporation or organization)

1077 Gorge Boulevard, Akron, OH                          44310
------------------------------------                   ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                   --------------

                              Roadway Express, Inc.
              ----------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No       .
   ------     ------



       The number of shares of common stock ($.01 par value) outstanding as of June 16, 2001 was 19,378,575.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   June 16, 2001    December 31, 2000
                                                   ----------------------------------
                                                    (in thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents                        $   75,362          $   64,939
   Accounts receivable, net                            279,284             299,179
   Prepaid expenses and supplies                        22,310              16,760
                                                   -------------------------------
Total current assets                                   376,956             380,878

Carrier operating property, at cost                  1,440,051           1,430,074
Less allowance for depreciation                      1,010,009           1,001,389
                                                   -------------------------------
Net carrier operating property                         430,042             428,685

Goodwill, net                                           15,678              16,086
Deferred income taxes                                   48,985              44,756
                                                   -------------------------------
Total assets                                        $  871,661          $  870,405
                                                   ===============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                 $  176,342          $  178,890
   Salaries and wages                                  114,231             122,280
   Freight and casualty claims payable                  54,180              51,876
                                                   -------------------------------
Total current liabilities                              344,753             353,046

Long-term liabilities:
   Casualty claims and other                            66,039              60,904
   Accrued pension and retiree medical                 117,985             116,584
                                                   -------------------------------
Total long-term liabilities                            184,024             177,488

Shareholders' equity:
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                            206                 206
   Other shareholders' equity                          342,678             339,665
                                                   -------------------------------
Total shareholders' equity                             342,884             339,871
                                                   -------------------------------
Total liabilities and shareholders' equity          $  871,661          $  870,405
                                                   ===============================



Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

   ROADWAY CORPORATION AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                 Twelve Weeks Ended
                                                                  (Second Quarter)
                                                          June 16, 2001     June 17, 2000
                                                          -------------------------------
                                                       (in thousands, except per share data)

Revenue                                                      $ 642,109          $ 707,359
Operating expenses:
  Salaries, wages and benefits                                 412,185            446,376
  Operating supplies and expenses                              115,925            126,807
  Purchased transportation                                      63,707             71,850
  Operating taxes and licenses                                  15,948             18,169
  Insurance and claims expense                                  12,087             15,155
  Provision for depreciation                                    15,678             12,307
  Net loss (gain) on disposal of operating property                436                (55)
                                                          -------------------------------
Total operating expenses                                       635,966            690,609
                                                          -------------------------------
Operating income                                                 6,143             16,750
Other income, net                                                  858                449
                                                          -------------------------------
Income before income taxes                                       7,001             17,199
Provision for income taxes                                       2,978              7,327
                                                          -------------------------------
Net income                                                   $   4,023          $   9,872
                                                          ===============================
Earnings per share - basic                                   $     .22          $     .53
Earnings per share - diluted                                 $     .22          $     .52
Average shares outstanding - basic                              18,440             18,650
Average shares outstanding - diluted                            18,901             18,977
Dividends declared per share                                 $    0.05          $    0.05

See notes to condensed consolidated financial statements.

   ROADWAY CORPORATION AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                           Twenty-four Weeks Ended
                                                               (Two Quarters)
                                                     June 16, 2001        June 17, 2000
                                                     ----------------------------------
                                                   (in thousands, except per share data)
Revenue                                               $ 1,292,594           $ 1,384,678
Operating expenses:
  Salaries, wages and benefits                            824,311               868,491
  Operating supplies and expenses                         229,634               253,431
  Purchased transportation                                128,088               139,348
  Operating taxes and licenses                             33,487                37,216
  Insurance and claims expense                             25,267                27,924
  Provision for depreciation                               30,939                23,658
  Net loss on disposal of operating property                  622                   514
                                                     ----------------------------------
Total operating expenses                                1,272,348             1,350,582
                                                     ----------------------------------
Operating income                                           20,246                34,096
Other (expense) income, net                                (4,571)                1,205
                                                     ----------------------------------
Income before income taxes                                 15,675                35,301
Provision for income taxes                                  6,662                15,039
                                                     ----------------------------------
Net income                                            $     9,013           $    20,262
                                                     ==================================
Earnings per share - basic                            $       .49           $      1.09
Earnings per share - diluted                          $       .48           $      1.07
Average shares outstanding - basic                         18,445                18,672
Average shares outstanding - diluted                       18,905                18,992
Dividends declared per share                          $      0.10           $      0.10

See notes to condensed consolidated financial statements.

   ROADWAY CORPORATION AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                               Twenty-four Weeks Ended
                                                                    (Two Quarters)
                                                             June 16, 2001  June 17, 2000
                                                             ----------------------------
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $  9,013           $ 20,262
Depreciation and amortization                                   31,347             23,979
Other operating adjustments                                      5,055             (5,052)
                                                             ----------------------------
Net cash provided by operating activities                       45,415             39,189

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of carrier operating property                        (33,358)           (58,791)
Sales of carrier operating property                                440              2,188
                                                             ----------------------------
Net cash used by investing activities                          (32,918)           (56,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                  (1,937)            (1,925)
Treasury stock activity, net                                      (337)              (330)
                                                             ----------------------------
Net cash used by financing activities                           (2,274)            (2,255)

Effect of exchange rate on cash                                    200                (96)
                                                             ----------------------------
Net increase (decrease) in cash and cash equivalents            10,423            (19,765)
Cash and cash equivalents at beginning of period                64,939           $ 80,797
                                                             ----------------------------
Cash and cash equivalents at end of period                    $ 75,362           $ 61,032
                                                             ============================


See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)


Note 1--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending June 16, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note 3--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                    (Second Quarter)                        (Two Quarters)
                                         June 16, 2001      June 17, 2000       June 16, 2001      June 17, 2000
                                         ------------------------------------------------------------------------------
                                                             (in thousands, except per share data)
  Net income                                   $  4,023           $  9,872           $  9,013           $ 20,262
                                         ==============================================================================
  Weighted-average shares for
     basic earnings per share                    18,440             18,650             18,445             18,672
  Management incentive stock plans                  461                327                460                320
                                         ------------------------------------------------------------------------------
  Weighted-average shares for
     diluted earnings per share                  18,901             18,977             18,905             18,992
                                         ==============================================================================

  Earnings per share - basic                   $   0.22           $   0.53           $   0.49           $   1.09
  Earnings per share - diluted                 $   0.22           $   0.52           $   0.48           $   1.07

Note 4--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                  Twelve Weeks Ended                  Twenty-four Weeks Ended
                                                   (Second Quarter)                        (Two Quarters)
                                            June 16, 2001     June 17, 2000      June 16, 2001       June 17, 2000
                                          ------------------ ----------------- ------------------ --------------------
                                                                        (in thousands)
   Net income                                  $  4,023           $  9,872          $  9,013           $ 20,262
   Foreign currency translation
        adjustments                               1,529               (624)              565               (709)
                                         -----------------------------------------------------------------------------
   Comprehensive income                        $  5,552           $  9,248          $  9,578           $ 19,553
                                         =============================================================================


Note 5--Contingent Matter

The Company's former parent is currently under examination by the Internal Revenue Service for tax years 1994 and 1995, years prior to the spin-off of the Company. The IRS has proposed substantial adjustments for these tax years for multiemployer pension plan deductions. The IRS is challenging the timing, not the validity of these deductions. The Company is unable to predict the ultimate outcome of this matter, however, its former parent intends to vigorously contest these proposed adjustments.

Under a tax sharing agreement entered into by the Company and its former parent at the time of the spin-off, the Company is obligated to reimburse the former parent for any additional taxes and interest which relate to the Company's business prior to the spin-off. The amount and timing of such payments, if any, is dependent on the ultimate resolution of the former parent's disputes with the IRS and the determination of the nature and extent of the obligations under the tax sharing agreement. The Company has established certain reserves with respect to these proposed adjustments. There can be no assurance, however, that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company's results of operations and financial position.


Note 6--Impact of Recently Issued Accounting Standard

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The effect of the adoption of SFAS No. 133 was not material to the Company's earnings, financial position, or cash flows.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Effective May 30, 2001, Roadway Express, Inc. reorganized its corporate structure forming a holding company. The name of the new holding company is Roadway Corporation, and as with Roadway Express, Inc., it is a Delaware corporation. In connection with the reorganization, holders of common stock of Roadway Express, Inc. became holders of an identical number of shares of common stock of Roadway Corporation, and Roadway Express, Inc. became a wholly owned direct subsidiary of Roadway Corporation. The reorganization was effected by a merger pursuant to Section 251(g) of the Delaware General Corporation Law, which provides for the formation of a holding company structure without a vote of the stockholders of the Company. As a result of the reorganization, all the business and operations previously conducted by Roadway Express, Inc. are now conducted by Roadway Corporation and its subsidiaries. The assets and liabilities of Roadway Corporation and its subsidiaries on a consolidated basis are the same as the assets and liabilities of Roadway Express, Inc. immediately before the Merger. The Certificate of Incorporation and the Bylaws of Roadway Corporation are identical to the Certificate of Incorporation and Bylaws of Roadway Express, Inc. as in effect immediately prior to the reorganization. The capital stock of Roadway Corporation has the same designations, rights, and preferences as the capital stock of Roadway Express, Inc. prior to the reorganization. In addition, the persons who were directors and executive officers of the Company immediately prior to the Merger were the directors and executive officers of Roadway Corporation immediately after the Merger. The common stock of Roadway Corporation is listed for trading on the Nasdaq National Market under the symbol "ROAD", as was the common stock of Roadway Express, Inc. Certificates formerly representing shares of Common Stock of the Company are deemed to represent shares of Common Stock of Roadway Corporation.

The Company had net income of $4.0 million or $0.22 per share (diluted), for the second quarter ended June 16, 2001, compared to income of $9.9 million, or $0.52 per share (diluted) in the same quarter last year, a decrease of 59%. Revenues were $642 million in the current quarter, a 9% decrease from second quarter 2000.

The Company delivered 1.7 million tons of freight in the current quarter, down 13% compared to the prior year quarter. Less-than-truckload (LTL) tons were down 14% and truckload tons were down 12%. The tonnage decline is primarily attributable to the national economic slowdown. Net revenue per ton was $368.64, up 4.7% compared to the same quarter last year. The industry's pricing environment continues to remain firm, which mitigates some of the impact of the reduced tonnage. The improvement in revenue per ton was due to the general rate increase in the fourth quarter of 2000, and adjustments in contract rates. A variable rate fuel surcharge that averaged 3.0% of revenue in the current quarter was virtually unchanged from the prior-year quarter. Total operating expenses were down $55 million, but increased 6.2% on a per-ton basis with the decline in tonnage. The operating ratio deteriorated to 99.0% of revenue, compared to 97.6% in the same quarter last year.

Salaries, wages, and benefits increased to 64.2% of revenue, up from 63.1% in the second quarter of 2000 due to increases in the cost of health care and pension benefits. Reductions in variable pay related to performance and workers compensation costs offset part of this increase. Other salary and wage expenses were flat as a percentage of revenue. Due to the reduced business levels, the Company's work force has been reduced by approximately 10% through layoffs and hiring restrictions.

Operating supplies and expenses were down $11 million, reflecting reduced business levels, with significant reductions occurring in the areas of terminal operations and general and administrative expenditures.

Purchased transportation expenses declined $8 million, primarily due to a 20% reduction of railroad miles in linehaul service. Rail miles were 24% of total miles, compared to 27% in the same quarter last year. Canadian and Mexican owner-operators miles were unchanged from last year.

Improved cargo handling performance as well as the reduction in tonnage led to the 20% decline in claims and insurance expense. The decrease in operating taxes reflects lower fuel taxes associated with the decline in business levels. Depreciation expense increased $3 million and reflects recent capital expenditures, primarily for revenue equipment and information technology.

The tax rate for the second quarter of 2001 and 2000 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

At the end of the quarter, cash and marketable securities amounted to $75 million, a $10 million increase from year-end 2000. This increase was due to a reduction of capital expenditures during the current year, and an increase in cash flow from operations. Capital expenditures for the year are expected to be $80 million, which is an 11% reduction from previous expectations. Cash flow from operations and current financing sources will be sufficient to meet working capital needs. The Company has no long-term debt.

On September 1, 2000 the Company implemented a general freight rate increase of approximately 5.6%. Roadway continues to take actions to increase operating margins and yield on freight, such as working with specific customers to improve efficiencies and reduce unnecessary transportation costs. Pricing adjustments are negotiated with contract customers throughout the year under terms of the agreements. The Company plans to implement a general freight rate increase averaging 5.85% on August 20, 2001, consistent with pricing actions in the industry.

On May 30, 2001 Roadway Corporation also announced its participation as a minority shareholder of Integres Global Logistics, Inc. Integres is an integrated airfreight service provider. Roadway Express will serve as Integres' primary North American ground carrier. Other Integres partners include: United Airlines, American Airlines, Unisys, G-Log, and UTi Worldwide. Integres is slated for a third quarter 2001 launch.

The portions of narrative set forth in this discussion that are not historical in nature are forward-looking statements. The Company's actual future performance and operating and financial results may differ from those described in the forward-looking statements as a result of a variety of factors that, besides those mentioned, include the condition of the industry and the economy, capacity and rate levels in the motor freight industry, fuel prices, labor relations, and the success of the Company's operating plans. These forward-looking statements reflect management's analysis only as of the date of this filing. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments for trading purposes. The Company's primary market risks include fluctuations in interest rates, currency exchange rates, and fuel prices.

The Company has interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company's interest costs at rates varying from 6.07% to 7.12% on leases valued at $29 million, and prevent the Company's earnings from being directly affected by changes in interest rates related to its trailer leases.

Roadway may incur some economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. A 10% adverse change in foreign currency exchange rates would have no material impact on future cash flows and earnings of the Company.

Fuel price increases are mitigated by a variable rate fuel surcharge when the national average diesel fuel price exceeds $1.10 per gallon. This surcharge has been in place at varying rates since the third quarter of 1999, and was discussed in Item 2 above.



PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On July 11, 2001, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on September 4, 2001, to shareholders of record on August 14, 2001.

ITEM 6.  EXHIBIT INDEX AND REPORTS ON FORM 8-K

Exhibit No.

10.29 $50,000,000 credit agreement between Roadway Corporation and Bank One, NA dated March 9, 2001.


List of the Current Reports on Form 8-K which were filed during the current quarter:
Date of Form 8-K           Description
----------------           -----------

May 30, 2001               Formation of the holding company Roadway Corporation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROADWAY CORPORATION






Date: July 26, 2001         By:     /s/ J. Dawson Cunningham
      -------------              -----------------------------------------------
                                 J. Dawson Cunningham, Executive Vice President
                                 and Chief Financial Officer




Date: July 26, 2001         By:     /s/ John G. Coleman
      -------------              -----------------------------------------------
                                 John G. Coleman, Controller