Form 10-Q
period 2001-09-08
ROADWAY CORP
filed 2001-10-23
CIK 1141496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                              For the Period ended
                               September 8, 2001.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                For the transition period from ______ to ______.



                        Commission file number 000-32821

                               ROADWAY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    34-1956254
----------------------------                -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No)
of incorporation or organization)




1077 Gorge Boulevard, Akron, OH                           44310
------------------------------------                      ---------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                   --------------

                              Roadway Express, Inc.
           ----------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No         .
   ----------   --------



          The number of shares of common stock ($.01 par value) outstanding as of October 3, 2001 was 19,224,463.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROADWAY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           September 8, 2001              December 31, 2000
                                                         -----------------------------------------------------
                                                                   (in thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents                               $     82,554                       $     64,939
   Accounts receivable, net                                     283,319                            299,179
   Prepaid expenses and supplies                                 20,316                             16,760
                                                         -----------------------------------------------------
Total current assets                                            386,189                            380,878

Carrier operating property, at cost                           1,426,141                          1,430,074
Less allowance for depreciation                               1,001,747                          1,001,389
                                                         -----------------------------------------------------
Net carrier operating property                                  424,394                            428,685

Goodwill, net                                                    15,206                             16,086
Deferred income taxes                                            46,375                             44,756
                                                         -----------------------------------------------------
Total assets                                               $    872,164                       $    870,405
                                                         =====================================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                        $    180,012                       $    178,890
   Salaries and wages                                           108,304                            122,280
   Freight and casualty claims payable                           51,680                             51,876
                                                         -----------------------------------------------------
Total current liabilities                                       339,996                            353,046

Long-term liabilities:
   Casualty claims and other                                     62,685                             60,904
   Accrued pension and retiree medical                          119,617                            116,584
                                                         -----------------------------------------------------
Total long-term liabilities                                     182,302                            177,488

Shareholders' equity:
   Common Stock - $.01 par value
     Authorized - 100,000,000 shares
     Issued - 20,556,714 shares                                     206                                206
   Other shareholders' equity                                   349,660                            339,665
                                                         -----------------------------------------------------
Total shareholders' equity                                      349,866                            339,871
                                                         -----------------------------------------------------
Total liabilities and shareholders' equity                 $    872,164                       $    870,405
                                                         =====================================================


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The number of shares of common stock outstanding at September 8, 2001 and December 31, 2000 were 19,363,075 and 19,390,328 respectively.

See notes to condensed consolidated financial statements.

   ROADWAY CORPORATION AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                  Twelve Weeks Ended
                                                                                    (Third Quarter)

                                                                      September 8, 2001         September 9, 2000
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
   Revenue                                                            $      631,657                $  698,867
   Operating expenses:
     Salaries, wages and benefits                                            404,722                   437,729
     Operating supplies and expenses                                         107,199                   123,380
     Purchased transportation                                                 63,866                    74,383
     Operating taxes and licenses                                             16,342                    17,645
     Insurance and claims expense                                              8,777                    13,070
     Provision for depreciation                                               16,678                    13,315
     Net (gain) loss on disposal of operating property                           (88)                      743
                                                                  ----------------------------------------------------
   Total operating expenses                                                  617,496                   680,265
                                                                  ----------------------------------------------------
   Operating income                                                           14,161                    18,602
   Other income, net                                                             314                       290
                                                                  ----------------------------------------------------
   Income before income taxes                                                 14,475                    18,892
   Provision for income taxes                                                  6,302                     8,047
                                                                  ----------------------------------------------------
   Net income                                                         $        8,173                $   10,845
                                                                  ====================================================
   Earnings per share - basic                                         $          .44                $     0.58
   Earnings per share - diluted                                       $          .43                $     0.57
   Average shares outstanding - basic                                         18,455                    18,649
   Average shares outstanding - diluted                                       18,987                    19,011
   Dividends declared per share                                       $         0.05                $     0.05

See notes to condensed consolidated financial statements.

   ROADWAY CORPORATION AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                                Thirty-six Weeks Ended
                                                                                   (Three Quarters)

                                                                      September 8, 2001         September 9, 2000
                                                                  ----------------------------------------------------
                                                                         (in thousands, except per share data)
   Revenue                                                            $    1,924,251              $  2,083,545
   Operating expenses:
     Salaries, wages and benefits                                          1,229,033                 1,306,220
     Operating supplies and expenses                                         336,833                   376,811
     Purchased transportation                                                191,954                   213,731
     Operating taxes and licenses                                             49,829                    54,861
     Insurance and claims expense                                             34,044                    40,994
     Provision for depreciation                                               47,617                    36,973
     Net loss on disposal of operating property                                  534                     1,257
                                                                  ----------------------------------------------------
   Total operating expenses                                                1,889,844                 2,030,847
                                                                  ----------------------------------------------------
   Operating income                                                           34,407                    52,698
   Other (expense) income, net                                                (4,257)                    1,495
                                                                  ----------------------------------------------------
   Income before income taxes                                                 30,150                    54,193
   Provision for income taxes                                                 12,964                    23,086
                                                                  ----------------------------------------------------
   Net income                                                         $       17,186              $     31,107
                                                                  ====================================================
   Earnings per share - basic                                         $          .93              $       1.67
   Earnings per share - diluted                                       $          .91              $       1.64
   Average shares outstanding - basic                                         18,449                    18,664
   Average shares outstanding - diluted                                       18,938                    19,005
   Dividends declared per share                                       $         0.15              $       0.15

See notes to condensed consolidated financial statements.

   ROADWAY CORPORATION AND SUBSIDIARIES
   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                Thirty-six Weeks Ended
                                                                                   (Three Quarters)

                                                                      September 8, 2001         September 9, 2000
                                                                  ----------------------------------------------------
                                                                                    (in thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $   17,186                $   31,107
   Depreciation and amortization                                              48,497                    37,440
   Other operating adjustments                                                  (748)                  (16,035)
                                                                  ----------------------------------------------------
   Net cash provided by operating activities                                  64,935                    52,512

   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of carrier operating property                                   (46,305)                  (81,936)
   Sales of carrier operating property                                         2,445                     2,895
                                                                  ----------------------------------------------------
   Net cash used by investing activities                                     (43,860)                  (79,041)

   CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                             (2,906)                   (2,894)
   Treasury stock activity, net                                                 (709)                     (411)
                                                                  ----------------------------------------------------
   Net cash used by financing activities                                      (3,615)                   (3,305)

   Effect of exchange rate on cash                                               155                         0
                                                                  ----------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                       17,615                   (29,834)
   Cash and cash equivalents at beginning of period                           64,939                    80,797
                                                                  ----------------------------------------------------
   Cash and cash equivalents at end of period                             $   82,554                $   50,963
                                                                  ====================================================


See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)


Note 1--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending September 8, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2--Accounting Period

The registrant operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note 3--Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Twelve Weeks Ended                   Thirty-six Weeks Ended
                                                    (Third Quarter)                        (Three Quarters)
                                         Sept. 8, 2001      Sept. 9, 2000       Sept. 8, 2001      Sept. 9, 2000
                                         ------------------------------------------------------------------------------
                                                             (in thousands, except per share data)
  Net income                                   $  8,173           $ 10,845           $ 17,186           $ 31,107
                                         ==============================================================================
  Weighted-average shares for
     basic earnings per share                    18,455             18,649             18,449             18,664
  Management incentive stock plans                  532                362                489                341
                                         ------------------------------------------------------------------------------
  Weighted-average shares for
     diluted earnings per share                  18,987             19,011             18,938             19,005
                                         ==============================================================================

  Earnings per share - basic                   $  0.44            $  0.58            $   0.93           $   1.67
  Earnings per share - diluted                 $  0.43            $  0.57            $   0.91           $   1.64

Note 4--Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

                                                  Twelve Weeks Ended                   Thirty-six Weeks Ended
                                                    (Third Quarter)                       (Three Quarters)
                                          Sept. 8, 2001      Sept. 9, 2000     Sept. 8, 2001      Sept. 9, 2000
                                          ------------------ ----------------- ------------------ --------------------
                                                                        (in thousands)
   Net income                                  $  8,173           $ 10,845         $ 17,186            $ 31,107
   Foreign currency translation
        adjustments                                (471)               559                93               (150)
                                         -----------------------------------------------------------------------------
   Comprehensive income                        $  7,702           $ 11,404          $ 17,279           $ 30,957
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


Note 6--Impact of Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The effect of the adoption of SFAS No. 133 was not material to the Company's earnings, financial position, or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which is effective for business combinations completed subsequent to June 30, 2001. This standard eliminates the pooling-of-interests method of accounting for business combinations and requires the purchase method. SFAS No. 141 also clarifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for the Company on January 1, 2002, eliminates the amortization of goodwill and indefinite-lived intangible assets. This statement also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. As of September 8, 2001, the Company had net unamortized goodwill if $15.2 million and amortization expense on an annual basis of approximately $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had net income of $8.2 million or $0.43 per share (diluted), for the third quarter ended September 8, 2001, compared to income of $10.8 million, or $0.57 per share (diluted) in the same quarter last year, a decrease of 24.6%. Revenues were $632 million in the current quarter, a 9.6% decrease from third quarter 2000.

The Company delivered 1.7 million tons of freight in the current quarter, down 13% compared to the prior year quarter. Less-than-truckload (LTL) and truckload tons were both down 13%. The tonnage decline is primarily attributable to the national economic slowdown. Net revenue per ton was $374.09, up 4.1% compared to the same quarter last year. The industry's pricing environment continues to remain firm, which mitigates some of the impact of the reduced tonnage. The improvement in revenue per ton was due to the general rate increase in the fourth quarter of 2000, and adjustments in contract rates. The variable rate fuel surcharge averaged 2.6% of revenue in the current quarter compared to 3.0% in the prior-year quarter. Total operating expenses were down $63 million, but increased 4.6% on a per-ton basis with the decline in tonnage. The operating ratio deteriorated to 97.8% of revenue, compared to 97.3% in the same quarter last year. When looking at the current year, the 97.8% operating ratio compares favorably with the 98.4% operating ratio in the first half of 2001. Cost controls and staffing reductions led to this improvement, despite the tonnage decline.

Salaries, wages, and benefits increased to 64.1% of revenue, up from 62.6% in the third quarter of 2000 due to increases in the cost of health care, pension benefits, and driver wages. Reductions in variable pay related to performance and workers compensation costs offset part of this increase. The reduction of workers compensation expense is the result of the Company's Challenge 2000 program, which is a comprehensive effort to mobilize the entire workforce to reduce the frequency and severity of injuries and accidents. Other salary and wage expenses were up slightly as a percentage of revenue. Due to the reduced business levels, the Company's workforce has been reduced by 10% through layoffs and hiring restrictions, when compared to the third quarter of 2000.

Operating supplies and expenses were down 13%, reflecting reduced business levels. Significant reductions in excess of the decline in business levels occurred in the areas of fuel, pickup and delivery equipment rents, and terminal supplies and services.

Purchased transportation expenses declined 14%, primarily due to a 23% reduction of railroad miles in linehaul service. Rail miles were 25% of total miles, compared to 28% in the same quarter last year. Canadian and Mexican owner-operators miles were down 6% from last year.

Improved cargo handling performance, improvements in highway safety, and the reduction in tonnage led to the 33% decline in claims and insurance expense. The decrease in operating taxes reflects lower fuel taxes associated with the decline in business levels. Depreciation expense increased $3 million and reflects recent capital expenditures, primarily for revenue equipment and information technology.

The tax rate for the third quarter of 2001 and 2000 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses. The variation in the tax rate from the first half of 2001 resulted from changes in the annual effective rate due to expectations of reduced earnings.

On August 20, 2001, the Company implemented a general freight rate increase of approximately 5.9% that had a minor impact on third quarter results. Revenue is only recognized as earned when freight is delivered. The full benefit of this increase will become evident in the fourth quarter. Roadway continues to take actions to increase operating margins and yield on freight, such as working with specific customers to improve efficiencies and reduce unnecessary transportation costs. Pricing adjustments are negotiated with contract customers throughout the year under terms of the agreements.

At the end of the quarter, the Roadway's cash and marketable securities amounted to $82 million, a $18 million increase from year-end 2000. This increase is due to a reduction of capital expenditures during the current year, and an increase in cash flow from operations. Capital expenditures for the year are expected to be $75 million, which has been reduced from second quarter expectations of $80 million. Cash flow from operations and current and proposed financing sources will be sufficient to meet working capital needs. The Company currently has no long-term debt.

On August 21, 2001, Roadway entered into an agreement to acquire Arnold Industries, Inc. (Arnold) of Lebanon, Pennsylvania (NASDAQ: AIND) for $21.75 per share in cash, an aggregate consideration of approximately $550 million. Arnold's subsidiaries are New Penn Motor Express, a regional next-day LTL carrier and Arnold Transportation Services, an irregular route truckload carrier. New Penn and Arnold Transportation will operate independently under their respective brand names. The acquisition is expected to have an immediate, positive impact on Roadway's earnings. The completion of this transaction is subject to the approval of Arnold's shareholders. The transaction is expected to close before the end of 2001, and will be accounted for as a purchase business combination.

SUBSEQUENT EVENTS

On October 17, 2001, Roadway entered into a definitive agreement with E. H. Arnold, CEO of Arnold and Arnold Logistics, Inc. to sell Arnold's logistics operations for $105 million in cash after Roadway's acquisition of Arnold is completed. The transaction is subject to customary regulatory approval.

In conjunction with the acquisition of Arnold, Roadway has obtained financing commitments for an additional $700 million to finance the acquisition and to provide for future working capital needs. The financing commitments include a five-year term loan of $175 million, an accounts receivable securitization facility of up to $200 million, an offering of seven-year notes of $225 million, and a revolving line of credit of $150 million, which will replace the existing $50 million line of credit. The Company intends to use the net after-tax proceeds from the sale of Arnold Logistics to repay a significant portion of the term loan. Management believes that consolidated cash flow from operations and financing sources will be sufficient to meet working capital needs.

The portions of narrative set forth in this discussion that are not historical in nature are forward-looking statements. The Company's actual future performance and operating and financial results may differ from those described in the forward-looking statements as a result of a variety of factors that, besides those mentioned, include the condition of the industry and the economy, capacity and rate levels in the motor freight industry, fuel prices, labor relations, and the success of the Company's operating plans, including the consummation of its pending acquisition of Arnold. These forward-looking statements reflect management's analysis only as of the date of this filing. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments for trading purposes. The Company's primary market risks include fluctuations in interest rates, currency exchange rates, and fuel prices.

The Company has interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company's interest costs at rates varying from 6.07% to 7.12% on leases valued at $25 million, and prevent the Company's earnings from being directly affected by changes in interest rates related to its trailer leases.

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

PART II -- OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On October 3, 2001, the Board of Directors declared a cash dividend of $0.05 per share on the Company's common stock payable on December 3, 2001, to shareholders of record on November 9, 2001.



ITEM 6.  EXHIBIT INDEX AND REPORTS ON FORM 8-K

Exhibit No.
-----------

none

List of the Current Reports on Form 8-K which were filed during the current quarter:

Date of Form 8-K           Description
----------------           -----------

August 21, 2001            Announcement of Roadway's agreement to acquire
                           Arnold Industries, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROADWAY CORPORATION






Date:  October 23, 2001     By: /s/ J. Dawson Cunningham
       ----------------         -----------------------------------------------
                                J. Dawson Cunningham, Executive Vice President
                                and Chief Financial Officer






Date:  October 23, 2001     By: /s/ John G. Coleman
       ----------------         -----------------------------------------------
                                John G. Coleman, Controller