Form 10-Q/A
period 2001-09-08
ROADWAY CORP
filed 2001-10-25
CIK 1141496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the Period ended September 8, 2001.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from ______ to ______.



                        Commission file number 000-32821

                               ROADWAY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                       34-1956254
----------------------------------           -----------------------------------
 (State or other jurisdiction of             (I.R.S. Employer Identification No)
 incorporation or organization)


1077 Gorge Boulevard, Akron, OH                                44310
------------------------------------                         ---------
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
Yes   X      No      .
    -----       -----



     The number of shares of common stock ($.01 par value) outstanding as of
                        October 3, 2001 was 19,224,463.

Note: this 10Q/A is being issued to revise the 10Q for the third quarter ended September 8, 2001, which was filed on October 23, 2001. Item 2, Management's Discussion and Analysis is revised. In addition, the Exhibit Index in Item 6 of the original filing did not list two exhibits that were filed with the 8-K that was filed during the current quarter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations, third quarter ended September 8, 2001 compared to third quarter ended September 9, 2000

The Company had net income of $8.2 million or $0.43 per share (diluted), for the third quarter ended September 8, 2001, compared to net income of $10.8 million, or $0.57 per share (diluted) in the same quarter last year, a decrease of 24.6%. Revenues were $632 million in the current quarter, a 9.6% decrease from third quarter 2000.

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

Results of operations third quarter year-to-date 2001 compared to the third quarter year-to-date 2000

The Company had net income of $17.2 million or $0.91 per share (diluted), for the three quarters ended September 8, 2001, compared to net income of $31.1 million, or $1.64 per share (diluted) in the same period last year, a decrease of 44.8%. A one-time, non-operating charge incurred in the first quarter of 2001 reduced net income by $3.5 million, or $0.18 per share (diluted). This one-time charge resulted from an adverse jury verdict, which the Company has appealed. Revenues were $1,924 million, a 7.6% decrease from the same period last year.

The Company delivered 5.2 million tons of freight in the first three quarters 2001, down 12% compared to the prior year period. LTL tons were down 12%, and truckload tons were down 13%. The tonnage decline is primarily attributable to the national economic slowdown. Net revenue per ton was $371.73, up 5.3% compared to the same period last year. The industry's pricing environment continues to remain firm, which mitigates some of the impact of the reduced tonnage. The improvement in revenue per ton was primarily due to the general rate increase in the fourth quarter of 2000, and adjustments in contract rates. The variable rate fuel surcharge averaged 3.0% of revenue in the current year quarters compared to 2.7% in the prior-year period. Total operating expenses were down $141 million, but increased 6.1% on a per-ton basis with the decline in tonnage. The operating ratio deteriorated to 98.2% of revenue, compared to 97.5% in the same period last year.

Salaries, wages, and benefits increased to 63.9% of revenue, up from 62.7% in the third quarter year-to-date of 2000 due to increases in the cost of health care, pension benefits, and driver wages. Reductions in variable pay related to performance and workers compensation costs offset part of this increase. Due to the reduced business levels, the Company's workforce has been reduced by 8% through layoffs and hiring restrictions when compared to year-to-date 2000.

Operating supplies and expenses were down 11%, reflecting reduced business levels. Purchased transportation expenses declined 10%, primarily due to a 19% reduction of railroad miles in linehaul service. Improved cargo handling performance, improvements in highway safety, and the reduction in tonnage led to the 17% decline in claims and insurance expense. The decrease in operating taxes reflects lower fuel taxes associated with the decline in business levels. Depreciation expense increased $11 million and reflects recent capital expenditures, primarily for revenue equipment and information technology.

The tax rate for the third quarter year-to-date of 2001 and 2000 differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

Liquidity and capital resources

At the end of the third quarter 2001, Roadway's cash and marketable securities amounted to $82 million, an $18 million increase from year-end 2000. This increase is due to a reduction of capital expenditures during the current year, and an increase in cash flow from operations. Capital expenditures for the year are expected to be $75 million, which has been reduced from second quarter expectations of $80 million, and the original expectations of $90 million. The capital expenditures are designated for revenue equipment, facilities, and information systems. Roadway had a $60 million line of credit available at September 8, 2001. The Company currently has no long-term debt.

On August 21, 2001, Roadway entered into an agreement to acquire Arnold Industries, Inc. (Arnold) of Lebanon, Pennsylvania (NASDAQ: AIND) for $21.75 per share in cash, an aggregate consideration of approximately $550 million. Arnold's subsidiaries include New Penn Motor Express, a regional next-day ground LTL carrier and Arnold Transportation Services, an irregular route truckload carrier. Following the acquisition, New Penn and Arnold Transportation will operate independently under their respective brand names. The acquisition is expected to have an immediate, positive impact on Roadway's earnings. The completion of this transaction is subject to the approval of Arnold's shareholders and customary closing conditions. The transaction is expected to close before the end of 2001, and will be accounted for as a purchase business combination.

In conjunction with the acquisition of Arnold, Roadway has obtained a financing commitment that it intends to use to finance the acquisition and to provide for future working capital needs. The commitment includes $325 million of senior credit facilities, consisting of a five-year $150 million revolving credit facility and a five-year $175 million term loan, and a $225 million bridge facility. The new senior credit facilities will substantially replace Roadway's existing external financing sources. The Company intends to use the approximately $75 million in net after-tax proceeds from the intended sale of Arnold Logistics (discussed below under the caption "Subsequent event") to prepay a portion of the borrowings under the new term loan. In connection with the acquisition, Roadway also expects to enter into a $200 million accounts receivable securitization facility, initially drawing $100 million to finance the acquisition. Management believes that consolidated cash flow from operations and financing sources will be sufficient to meet working capital needs.

Subsequent event

On October 17, 2001, Roadway entered into a definitive agreement with Arnold Logistics, Inc. and E. H. Arnold, CEO of Arnold to sell Arnold's logistics operations for $105 million in cash after Roadway's acquisition of Arnold is completed. The transaction is subject to customary closing conditions and regulatory approval.


The portions of narrative set forth in this discussion that are not historical in nature are forward-looking statements intended to qualify for the safe harbor from liability under the Private Securities Litigation Reform Act of 1995. The Company's actual future performance and operating and financial results may differ from those described in the forward-looking statements as a result of a variety of factors that, besides those mentioned, include the condition of the industry and the economy, capacity and rate levels in the motor freight industry, government regulation, fuel prices, labor relations, and the success of the Company's operating plans, including the consummation of its pending acquisition of Arnold and sale of Arnold Logistics. These forward-looking statements reflect management's analysis only as of the date of this filing. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents the Company files from time to time with the Securities and Exchange Commission.

PART II -- OTHER INFORMATION


ITEM 6.  EXHIBIT INDEX AND REPORTS ON FORM 8-K

Exhibit No.

    2.2 Agreement and Plan of Merger, dated August 21, 2001, by and among Roadway Corporation, Lion Corp., and Arnold Industries, Inc. (filed as exhibit 2.1 to the Form 8-K dated August 24, 2001, and incorporated herein by reference).

   99.1 Shareholder Voting Agreement, dated August 21, 2001, by and between Roadway Corporation and Edward H. Arnold (filed as exhibit 99.1 to the Form 8-K dated August 24, 2001, and incorporated herein by reference).

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

                                             ROADWAY CORPORATION






Date:  October 25, 2001              By:     /s/ J. Dawson Cunningham
       ----------------                   ------------------------------------
                                          J. Dawson Cunningham, Executive Vice
                                          President and Chief Financial Officer






Date:  October 25, 2001              By:     /s/ John G. Coleman
       ----------------                   ------------------------------------
                                          John G. Coleman, Controller