Form 10-K405
period 2001-12-31
ROADWAY CORP
filed 2002-03-28
CIK 1141496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

                        Commission file number 000-32821

                               ROADWAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    34-1956254
----------------------------------        -----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No)

1077 Gorge Boulevard   Akron, Oh                          44310
-----------------------------------------               ---------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (330) 384-1717
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class         Name of each exchange on which registered:
                  None
         ------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2002 Common Stock, $.01 Par Value -- $ 471,034,500.

The number of shares outstanding of the issuer's classes of common stock as of February 23, 2002 Common Stock, $.01 Par Value -- 19,396,640 shares

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into Parts I and II. Certain portions of the definitive proxy statement relating to the registrant's Annual Meeting of Shareholders held on March 27, 2002, are incorporated by reference into Part III.

PART I

ITEM 1.  --  BUSINESS

(a) General development of the business. Roadway Corporation (the Company or Roadway), a Delaware corporation, is a holding company that was formed on May 30, 2001 by a reorganization of the corporate structure of Roadway Express, Inc. In connection with the reorganization, Roadway Express, Inc. became a wholly owned direct subsidiary of Roadway Corporation. The Company's headquarters are at 1077 Gorge Boulevard, Akron, Ohio, 44310.

Roadway Express, Inc. (REX), a Delaware corporation founded in 1930, is the primary operating subsidiary of the Company. REX and its subsidiaries provide long-haul less-than-truckload (LTL) freight services on major city-to-city routes (lanes) in North America, and on international lanes to and from North America. Based on reported revenue for 2001, REX is one of the largest LTL motor carriers in the United States.

On November 30, 2001, Roadway acquired Arnold Industries, Inc. (Arnold) of Lebanon, Pennsylvania (NASDAQ: AIND) for $21.75 per share in cash, an aggregate consideration of approximately $553 million. Arnold's trucking subsidiaries are New Penn Motor Express, a regional next-day LTL carrier, and Arnold Transportation Services (ATS), an irregular route truckload (TL) carrier. New Penn and Arnold Transportation will continue to operate independently under their respective brand names. Arnold was renamed Roadway Next Day Corporation. See Note 3 of the Consolidated Financial Statements in Roadway's 2001 Annual Report to Shareholders, which is on pages 15-16 of Exhibit 13 of this filing, for more details regarding this transaction.

The Company's results of operations include the results of Arnold only for the month of December 2001. Arnold's results accounted for approximately 1% of the revenue and 2% of the operating income reported by the Company for the year 2001.

(b) Segment information. The information in Note 14 of the Consolidated Financial Statements on page 32 of Roadway's Annual Report to Shareholders for the year ended December 31, 2001 is filed with this Form 10-K as pages 30-31 of
Exhibit 13, and is incorporated herein by reference.

(c) Description of the business. REX provides transportation of general commodity freight by motor vehicle, in North America and elsewhere. General commodity freight includes apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal and metal products, non-bulk petroleum products, rubber, textiles, wood, and miscellaneous manufactured products. REX also offers LTL service within Canada and Mexico through its subsidiaries, and also offers service to 66 additional countries worldwide through offshore agents. The Company serves over one-half million customer sites in North America. New Penn offers LTL service primarily in New England and the Middle Atlantic States. ATS offers TL service primarily east of the Mississippi and in the southwest.

Roadway is affected directly by the state of the overall economy, with over 90% of the Company's revenue delivered to customers operating in the following economic segments: manufacturing, 26%; wholesale trade, 25%; retail trade, 23%; and transportation and utilities, 17%. Seasonal fluctuations affect tonnage, revenue and operating results. Normally, the fall of each year is the Company's busiest shipping period; the months of December and January of each year are the slowest. Shipment levels, operating costs, and operating results can also be adversely affected by inclement weather. During 2001, no single customer accounted for more than 5% of the Company's total revenues, and the ten largest customers accounted for approximately 19% of the Company's total revenue.

The LTL business is extremely competitive, often resulting in narrow margins. REX, New Penn, and ATS operate in different segments of the trucking market and generally do not compete with each other for business. Roadway's primary competitors in the national LTL market are Yellow Transportation, Consolidated Freightways Corp., and ABF Freight System. New Penn competes with a substantial number of regional carriers that operate in the same geographic area, some of which are larger than New Penn. Both companies also compete for LTL freight with other national and international LTL carriers as well as regional LTL motor carriers, truckload carriers, small package carriers, private carriage, freight forwarders, railroads and airlines. ATS competes with other TL carriers in the marketplace as well. Competition for freight is based primarily upon price and service (transit time). To maintain and improve market share, Roadway offers and negotiates various discounts. Roadway works directly with customers on an account-by-account basis to find ways to improve efficiencies and contain costs to improve both customer and carrier profitability.

Deregulation of most of the trucking industry, begun in 1980 and largely completed by Congress in 1995, has given rise to intense competition. New entrants, some of which have grown rapidly in regional markets, include some non-union carriers that may have lower labor costs than REX and New Penn.

During 2001, the Company's operating subsidiaries averaged 29,000 employees. Approximately 72% of the Company's employees are represented by various labor unions, primarily the International Brotherhood of Teamsters (the Teamsters). The current National Master Freight Agreement with the Teamsters expires on March 31, 2003. The Company believes that its current relations with the Teamsters are satisfactory. None of ATS' 1,200 employees are represented by labor unions.

The U.S. Department of Transportation (DOT), which retains limited oversight authority over motor carriers, currently regulates the Company's operations in interstate commerce. Federal legislation preempts regulation by the states of price, routes, and service in intrastate freight transportation. The Company, like other interstate motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the DOT. The Company has earned a "satisfactory" rating (the highest of three grading categories) from the DOT. In addition, vehicle dimensions and driver hours of service remain subject to both Federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could adversely affect the operating results of the Company.

At December 31, 2001, the REX owned a total of 8,555 tractors and 25,175 trailers. The Company also operated 2,130 tractors and 9,349 trailers under long-term leases. The average age of the intercity fleet was six years. New Penn and ATS together operate 2,100 tractors and 5,800 trailers. There is sufficient capacity to meet normal requirements. Short-term leased equipment is used to meet peak demands.



EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, positions, and ages of the Executive Officers of the Company.

-------------------------------------------------------------------------------
    NAME                   PRESENT POSITIONS AND RECENT BUSINESS EXPERIENCE
------------------------------------------------------------------------------
Joseph R. Boni III         Treasurer since January 2001. Prior to this he served
                           as Director of Tax and International Finance from October 1999 to December 2000, and Director of Tax from August 1998 to September 1999. Previous to employment with the Company he was Director of Tax for American Greetings Corporation from May 1997 to
                           July 1998. From 1990 to 1997 he served as a Senior
                           Manager with KPMG Peat Marwick LLP. Age 42.

John D. Bronneck           Vice President-Operations of Roadway Express, Inc.
                           since March 1998. Prior to this he served as Vice
                           President-Northeastern Division from January 1993 to
                           March 1998. Age 54.

John G. Coleman            Controller since March 1998. Prior to this he served
                           as Director of General Accounting from September 1990 to March 1998. Age 54.

J. Dawson Cunningham       Executive Vice President and Chief Financial Officer
                           since January 2001. Prior to this he served as Executive Vice President, Chief Financial Officer and
                           Treasurer from March 1998 through December 2000, and
                           Vice President-Finance and Administration, and
                           Treasurer from August 1990 to March 1998. Age 55.

John J. Gasparovic         Vice President-General Counsel and Secretary since
                           January 2001. Prior to this he was Vice President and General Counsel from May 2000 through December 2000.
                           Previous to employment with the Company he was Vice
                           President Business Development and General Counsel for Guardian Automotive of Auburn Hills, Michigan from 1999 through April 2000. From 1990 through 1998 he served as Assistant General Counsel, Guardian
                           Industries Corp. Age 44.

    NAME                   PRESENT POSITIONS AND RECENT BUSINESS EXPERIENCE

Kenneth F. Leedy           President-Roadway Next Day Group since November 2001.
                           Previous to employment with the Company he was President of Arnold Industries, Inc. since 1996. Age
                           60.

Robert W. Obee             Vice-President and Chief Information Officer of
                           Roadway Express, Inc. since December 1999. Prior to this he served as Vice President Operations Planning
                           & Engineering from January 1993 to November 1999. Age
                           47.

James D. Staley            President and Chief Operating Officer since March
                           1998. Prior to this he served as Vice
                           President-Operations since 1993. Age 52.

Robert L. Stull            Vice President-New Venture Commerce since May 1999.
                           Prior to this he served as Vice President-Western
                           Division from October 1994 to May 1999. Age 47.

Craig B. Tallman           Vice President-Sales of Roadway Express, Inc. since
                           January 2002. Prior to this he served as Vice
                           President-Sales-Midwest Division from January 1996
                           through December 2001. Age 48

Michael W. Wickham         Chairman and Chief Executive Officer since March
                           1998. Prior to this he served as President and Chief
                           Executive Officer from January 1996 to March 1998.
                           Age 55.

------------------------------------------------------------------------------

No family relationships exist between any of the executive officers named above or between any executive officer and any director of the Company.


ITEM 2.  --  PROPERTIES

At December 31, 2001, REX operated 379 terminal facilities, of which 256 were Company owned and 123 were leased, generally for terms of three years or less. The number of loading spaces, a measure of freight handling capacity, totaled 14,208, of which 12,085 were at REX-owned facilities and 2,123 were at leased facilities. Thirty of the owned facilities are major consolidation/distribution centers that are in strategic locations throughout the continental United States. These 30 facilities contain 5,515 loading spaces, ranging in size from 71 to 426 loading spaces, and average 89,000 square feet, ranging from 31,000 to 220,000 square feet. All significant leased and owned facilities were being utilized at year-end 2001, and are adequate to meet current needs.

The Company owns its headquarters offices of approximately 259,000 square feet, situated on 39.7 acres of which 14.7 are owned, and 25 leased under a long-term contract expiring in 2009, but renewable to 2084. Approximately 148,000 square feet of office space for certain headquarters department functions are owned or leased at other locations.

New Penn operates 24 terminals in nine states and Quebec, of which 19 are owned and 5 are leased. ATS operates 13 terminals or drop pads, of which 8 are owned and 5 are leased. New Penn and ATS each own their headquarters offices of 33,000 and 49,000 square feet, respectively.



ITEM 3.  --  LEGAL PROCEEDINGS

The information contained in Note 13 to the Consolidated Financial Statements on page 31 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 is filed with this Form 10-K as pages 29-30 of Exhibit 13, and is incorporated herein by reference.


ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

ITEM 5. -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information under the caption "Common stock" in the table headed "Selected Quarterly Financial Data" on page 37 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 is filed with this Form 10-K as page 38 of Exhibit 13, and is incorporated herein by reference.

On November 30, 2001, the Company completed a private placement of $225,000,000 of 8 1/4% Senior Notes due December 1, 2008 in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4
(2) and Regulation S. The company sold the Senior Notes to certain qualified institutional buyers, within the meaning of Rule 144A, and certain non-U.S. persons. The Company received approximately $223,000,000 in net proceeds, after discounts of approximately $2,000,000 and other transaction costs, from the issuance of the Senior Notes.



ITEM 6.  --  SELECTED FINANCIAL DATA

The information in the table headed "Historical Data" for the years 1997 through 2001 on page 38 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 is filed with this Form 10-K as page 39 of Exhibit 13, and is incorporated herein by reference.



ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 19 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 is filed with this Form 10-K as pages 1 through 6 of Exhibit 13, and is incorporated herein by reference.

Subsequent event. On March 21, 2002, the Company issued a press release previewing the results for the first quarter of 2002, stating that business volumes and operating income were well below last year's levels. In January, daily tonnage levels at Roadway Express, the Company's largest operating unit, were at their lowest point since 1987. Each entity is expected to show an operating profit for the quarter, but the reduced business levels resulted in higher than anticipated operating ratios. With the inclusion of non-operating expenses, principally for interest related to last quarter's acquisition of Arnold Industries, the Company expects to post a net loss of $.08 to $.12 cents per share for the quarter.

While most of the information provided herein is historical, some of the comments made are forward-looking statements intended to qualify for the safe harbor from liability under the Private Securities Litigation Reform Act of 1995. All statements that are not historical statements of fact are "forward-looking statements" for purposes of these provisions and are subject to numerous risks and uncertainties that could cause Roadway Corporation's actual performance to differ from that expressed or implied in the forward-looking statements. The risks and uncertainties include variable factors such as capacity and rate levels in the motor freight industry, fuel prices, the state of the national economy, the success of the Corporation's operating plans, and uncertainties concerning the impact recent terrorist activities may have on the economy and the motor freight industry. These forward-looking statements reflect management's analysis of future events only as of the date of this Annual Report. Roadway Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents Roadway Corporation files from time to time with the Securities and Exchange Commission.

ITEM 7A.  --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments for trading purposes. The Company's primary market risks include fluctuations in interest rates, currency exchange rates, and fuel prices.

The disclosure regarding interest rate and foreign currency exchange rate fluctuations is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 19 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001, is filed with this Form 10-K as page 6 of Exhibit 13, and is incorporated herein by reference.

Increasing fuel prices are mitigated with a variable rate fuel surcharge, assessed by the Company when the national average price of diesel fuel exceeds $1.10 per gallon. This surcharge was in effect during 2001, and resulted in an effective rate increase of 2.7%. With the reduction of fuel prices in 2002, the surcharge has ranged from a low of 0.5% on LTL shipments and 1.0% on TL shipments to the current rates of 2.0% on LTL shipments and 4.0% on truckload shipments.



ITEM 8.  --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors on pages 20 through 36 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 are filed with this Form 10-K as pages 7 through 37 of Exhibit 13, and are incorporated herein by reference.

The summary of quarterly results of operations on page 37 of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 is filed with this Form 10-K as page 38 of Exhibit 13, and is incorporated herein by reference.

See list of financial statements under Item 14 (a) 1.



ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.




PART III

ITEM 10.  --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required concerning the directors is set forth under the caption "Election of Directors" on pages 2-3 of the definitive proxy statement (the Proxy) relating to the registrant's Annual Meeting of Shareholders held on March 27, 2002, and is incorporated herein by reference.

The information required concerning the executive officers is set forth under the caption "Executive Officers of the Registrant" in Item 1 of this document, and is incorporated herein by reference.



ITEM 11.  --  EXECUTIVE COMPENSATION.

The information required concerning director compensation is set forth under the caption "Director Compensation" on pages 3-4 of the Proxy, and is incorporated herein by reference.

The information required concerning executive compensation is set forth under the caption "Compensation of Executive Officers" on pages 7 through 11 of the Proxy, and is incorporated herein by reference.

ITEM 12. --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required concerning security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Common Stock" on pages 5 and 6 of the Proxy, and is incorporated herein by reference.



ITEM 13.  --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.





PART IV

ITEM 14.  --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. List of financial statements contained in Roadway's Annual Report to Shareholders for the year ended December 31, 2001, and filed as Exhibit 13 to this Form 10-K:

                                                                                Annual
                                                                                Report           Exhibit 13
                                                                                Page(s)          Page(s)
                                                                                -------          -------
          Consolidated balance sheets at December 31, 2001 and 2000             20               7
          Statements of consolidated income
               for the years ended December 31, 2001, 2000,  and 1999           21               8
          Statements of consolidated shareholders' equity
               for the years ended December 31, 2001, 2000, and 1999            22               9
          Statements of consolidated cash flows
               for the years ended December 31, 2001, 2000, and 1999            23               10
          Notes to consolidated financial statements                            24-35            11-36
          Report of independent auditors dated January 23, 2002                 36               37
          Selected quarterly financial data for 2001 and 2000                   37               38

 (a) 2.  The following financial statement schedules are included with this Form 10-K:
         Schedule II - Valuation and Qualifying Accounts (see page 10)

         Separate financial statements of affiliates whose securities are pledged as collateral. See Item 14 (d).


All other schedules are omitted because of the absence of the conditions under which they are required, or because information called for is shown in the financial statements and notes thereto in the 2001 Annual Report to Shareholders.

(a) 3.   Exhibit Index

Exhibit No.
-----------

    2.1 Agreement and Plan of Merger, dated as of August 21, 2001, by and among Roadway Corporation, Lion Corp. and Arnold Industries, Inc. (filed as exhibit 2.1 to the Company's Current Report on Form 8-K dated August 24, 2001, and incorporated herein by reference).

    3.1 Amended and Restated Certificate of Incorporation of Roadway Corporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form 8-A dated May 30, 2001, and incorporated herein by reference).

    3.2           Amended and Restated By-laws of Roadway Corporation (filed as
                  Exhibit 3.2 to the Company's Registration Statement on Form 8-A dated May 30, 2001, and incorporated herein by reference).

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(a) 3.        Exhibit Index (continued)

EXHIBIT NO.


    4.1 Indenture, dated as of November 30, 2001, among Roadway Corporation, as Issuer, the Guarantors named therein, and SunTrust Bank, as Trustee (filed as exhibit 4.1 to the Current Report on Form 8-K dated December 11, 2001, and incorporated herein by reference).

    4.2 Registration Rights Agreement, dated as of November 30, 2001, by and among Roadway Corporation, Roadway Express, Inc., Roadway Express International, Inc., Roadway Reverse Logistics, Inc., Arnold Industries, Inc., Arnold Transportation Services, Inc., New Penn Motor Express, Inc. and Credit Suisse First Boston Corporation acting on behalf of itself and as representative of the Initial Purchasers named therein (filed as exhibit 4.2 to the Current Report on Form 8-K dated December 11, 2001, and incorporated herein by reference).

    4.3 Pledge, Security and Intercreditor Agreement, dated as of November 30, 2001, by and among Roadway Corporation, Credit Suisse First Boston, as collateral agent, and SunTrust Bank (filed as exhibit 4.3 to the Current Report on Form 8-K dated December 11, 2001, and incorporated herein by reference).

    4.4 Registration Rights Agreement, dated as of November 30, 2001, by and among Roadway Corporation, Roadway Express, Inc., Roadway Express International, Inc., Roadway Reverse Logistics, Inc., Arnold Industries, Inc., Arnold Transportation Services, Inc., New Penn Motor Express, Inc. and Credit Suisse First Boston Corporation acting on behalf of itself and as representative of the Initial Purchasers named therein (filed as Exhibit 4.2 to the Current Report on Form 8-K dated December 11, 2001, and incorporated herein by reference).

    4.5 Roadway Corporation 2001 Employee Stock Purchase Plan fka Roadway Express, Inc. 1996 Stock Purchase Plan (filed as Exhibit 4.3 of the Registration Statement on Form S-8 filed by Roadway Express, Inc. on March 20, 1996, including any amendment or report filed for the purpose of updating such description, and incorporated herein by reference).

    4.6 2001 Amendment to the Roadway Corporation 2001 Employee Stock Purchase Plan (filed as exhibit 4.2 to the Registration Statement on form S-8 dated July 13, 2001 and incorporated herein by reference).

    4.7        Roadway Express, Inc. 401(k) Stock Savings Plan (filed as Exhibit
               4.3 of the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed by Roadway Express, Inc. on June 4, 1997, including any amendment or report filed for the purpose of updating such description, and incorporated herein by reference).

    4.8 Amendment No. 1 to the Roadway Express, Inc. 401(k) Stock Saving Plan (filed as Exhibit 4.4 of the Post-Effective Amendment to the Registration Statement on Form S-8 filed by Roadway Express, Inc. on June 4, 1997 and incorporated herein by reference).

    4.9 Amendment No. 2 to the Roadway Express, Inc. 401(k) Stock Saving Plan (filed as Exhibit 4.5 of the Post-Effective Amendment to the Registration Statement on Form S-8 filed by Roadway Express, Inc. on June 4, 1997 and incorporated herein by reference).

    4.10 Amendment No. 3 to the Roadway Express, Inc. 401(k) Stock Saving Plan (filed as to Exhibit 4.6 of the Post-Effective Amendment to the Registration Statement on Form S-8 filed by Roadway Express, Inc. on June 4, 1997 and incorporated herein by reference).

    4.11 Amendment No. 4 to the Roadway Express, Inc. 401(k) Stock Savings Plan (filed as exhibit 4.5 to the Registration Statement on Form S-8 dated July 13, 2001 and incorporated herein by reference).

    4 12 Amendment No. 5 to the Roadway Express, Inc. 401(k) Stock Savings Plan (filed as exhibit 4.6 to the Registration Statement on Form S-8 dated July 13, 2001 and incorporated herein by reference).

    4.13 Amendment No. 6 to the Roadway Express, Inc. 401(k) Stock Savings Plan (filed as exhibit 4.7 to the Registration Statement on Form S-8 dated July 13, 2001 and incorporated herein by reference).

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(a) 3.        Exhibit Index (continued)

EXHIBIT NO.


   10.1 Asset Purchase Agreement, dated as of October 17, 2001, by and among Roadway Corporation, Arnold Logistics, Inc., and Edward H. Arnold (filed as exhibit 10.1 to the Current Report on Form 8-K dated December 11, 2001, and incorporated herein by reference).

   10.2 Tax Matters Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.2 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.3 Intellectual Property Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.5 to the Registrant's General Form for Registration of Securities on Form 10/A-1 dated December 11, 1995, and incorporated herein by reference).

   10.4 Alternative Dispute Resolution Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.8 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.5       Director and Officer Indemnification Agreements (filed as Exhibit
              10.9 to the Registrant's General Form for Registration of Securities on Form 10/A-1 dated December 11, 1995, and incorporated herein by reference).

   10.6 *     Roadway Express, Inc. Management Incentive Stock Plan (filed as
              Exhibit 10.10 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.7* Roadway Express, Inc. Stock Credit Plan (filed as Exhibit 10.11 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.8 * Roadway Express, Inc. Excess Plan (filed as Exhibit 10.12 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.9 *     Roadway Express, Inc. 401(a)(17) Benefit Plan (filed as Exhibit
              10.13 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.10* Roadway Express, Inc. Administrative Document for Excess Plan and 401(a)(17) Benefit Plan (filed as Exhibit 10.14 to the Registrant's General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

   10.11* Summary Description of Officers' Incentive Compensation Plan (filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

   10.12 Operating lease agreement by and between Roadway Express, Inc. and ABN AMRO North America, Inc. (filed as Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q for the period ended June 15, 1996, and incorporated herein by reference).

   10.13 Schedule of documents not filed which are substantially identical in all material respects to previously filed documents (filed as exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q for the period ended June 20, 1998, and incorporated herein by reference).

   10.14 Operating lease agreement between Roadway Express, Inc. and General Electric Capital Corporation (filed as exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q for the period ended September 12, 1998, and incorporated herein by reference).

   10.15 * Roadway Corporation Equity Ownership Plan (filed as Exhibit 4.3 to the Registration Statement on Form S-8 dated July 16, 2001, and incorporated herein by reference).

   10.16 *    Roadway Express, Inc. Non-employee Directors' Equity and
              Deferred Compensation Plan (filed as Exhibit B to the Registrant's definitive Proxy Statement dated February 20, 1998, and incorporated herein by reference).

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(a) 3.        Exhibit Index (continued)

EXHIBIT NO.


   10.17* Roadway Express, Inc. Non-employee Directors' Stock Option Plan (filed as Exhibit C to the Registrant's definitive Proxy Statement dated February 20, 1998, and incorporated herein by reference).

   10.18 Data Processing and Information Technology Agreement between Roadway Express, Inc. and Affiliated Computer Services, Inc. (filed as exhibit 10.26 to the registrant's Annual Report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference).

   10.19 Operating lease agreement between Roadway Express, Inc. and ICX Corporation (filed as exhibit 10.27 to the registrant's Quarterly Report on Form 10-Q for the period ended June 19, 1999, and incorporated herein by reference).

   13 Annual Report to Shareholders for the year ended December 31, 2001. Only those portions expressly referenced herein are incorporated into this Form 10-K. Other portions are not required and, therefore, are not filed as part of this Form 10-K.

   21         List of Subsidiaries.

   23.1       Consent of Independent Auditors, Ernst and Young LLP.

   23.2       Consent of Independent Auditors, PriceWaterhouseCoopers LLP.

   99.1 Shareholder Voting Agreement, dated as of August 21, 2001 by and between Roadway Corporation and Edward H. Arnold (filed as Exhibit
              99.1 to the Current Report on Form 8-K dated August 24, 2001, and incorporated herein by reference).

   99.2 Audited Consolidated Financial statements of Roadway Express, Inc. and Subsidiaries for the years ended December 31, 2001, 2000, and 1999.

   99.3 Audited Consolidated Financial statements of Roadway Next Day Corporation for the one-month period ended December 31, 2001 (Successor Period), the eleven-month period ended November 30, 2001, and the years ended December 31, 2000 and 1999 (Predecessor Periods).

-------------------------------------------------------------------------------

* Designates a compensation plan for Directors or Executive Officers.

(b) List of the Current Reports on Form 8-K that were filed in the Fourth Quarter of 2001:

Filing Date of Form 8-K             Description
-----------------------             -----------

October 15, 2001            Company press release concerning 3rd quarter
                            earnings.

November 16, 2001           Announcement of intent to offer $225 million of
                            Senior Notes due 2008.

November 16, 2001           Pro forma financial information in connection with
                            the Senior Note offering.

November 30, 2001           Completion of the private placement of the Senior
                            Notes.

December 11, 2001           Acquisition of Arnold Industries, Inc. and sale of
                            Arnold Logistics assets.



(d) Audited Consolidated Financial statements of Roadway Express, Inc. and Subsidiaries for the years ended December 31, 2001, 2000, and 1999, filed as Exhibit 99.1 to this Form 10-K.

         Audited Consolidated Financial statements of Roadway Next Day Corporation for the one-month period ended December 31, 2001 (Successor Period), the eleven-month period ended November 30, 2001, and the two years ended December 31, 2000 and 1999 (Predecessor Periods), filed as
         Exhibit 99.2 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ROADWAY EXPRESS, INC.


Date March 27, 2002          By   /s/ Michael W. Wickham
     --------------              -----------------------------------------------
                                  Michael W. Wickham, Chairman of the Board
                                  and Chief Executive Officer



Date March 27, 2002          By   /s/ J. Dawson Cunningham
     --------------             -----------------------------------------------
                                  J. Dawson Cunningham, Executive Vice President
                                  and Chief Financial Officer



Date March 27, 2002          By   /s/ John G. Coleman
     --------------             -----------------------------------------------
                                  John G. Coleman, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date March 27, 2002          By   /s/ Frank P. Doyle
     --------------             -----------------------------------------------
                                  Frank P. Doyle, Director



Date March 27, 2002          By   /s/ John F. Fiedler
     --------------             -----------------------------------------------
                                  John F. Fiedler, Director



Date March 27, 2002          By   /s/ Dale F. Frey
     --------------             -----------------------------------------------
                                Dale F. Frey, Director



Date March 27, 2002          By   /s/ Phillip J. Meek
     --------------             -----------------------------------------------
                                  Phillip J. Meek, Director



Date March 27, 2002          By   /s/ Carl W. Schafer
     --------------             -----------------------------------------------
                                  Carl W. Schafer, Director



Date March 27, 2002          By   /s/ Sarah Roush Werner
     --------------             -----------------------------------------------
                                  Sarah Roush Werner, Director

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     ROADWAY EXPRESS, INC. AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (in thousands)

----------------------------------- --------------- ------------------------------- ---------------- -----------------
              COL. A                    COL. B                  COL. C                  COL. D            COL. E
----------------------------------- --------------- ------------------------------- ---------------- -----------------
                                                              Additions
----------------------------------- --------------- ---------------- -------------- ---------------- -----------------
                                                                      Charged to
                                     Balance at       Charged to        Other
                                     Beginning of      Cost and       Accounts -      Deductions      Balance at End
           Description                  Period         Expenses        Describe        -Describe        of Period
----------------------------------- --------------- ---------------- -------------- ---------------- -----------------
2001
    Allowance for
       Uncollectible accounts           $  8,212        $   9,348      $  1,647 (4)     $  10,538 (1)    $  8,669
    Valuation allowance on
         deferred tax assets               2,392              212 (2)         -               217 (5)       2,387
                                        --------        ----------      -------         ----------       --------
                  Total                 $ 10,604        $   9,560      $  1,647         $  10,755        $ 11,056
                                        ========         ========       =======          ========        ========
2000
    Allowance for
       Uncollectible accounts           $  8,228        $  10,560            -          $  10,576 (1)    $  8,212
    Valuation allowance on
         deferred tax assets                 700            2,392 (2)        -                700 (3)       2,392
                                        --------        ----------                      ----------       --------
                  Total                 $  8,928        $  12,952            -          $  11,276        $ 10,604
                                        ========         ========                        ========        ========
1999
    Allowance for
       Uncollectible accounts           $  6,331        $  15,746            -          $  13,849 (1)    $  8,228
    Valuation allowance on
         deferred tax assets                 700                -            -                  -             700
                                        --------        ---------                       ---------        --------
                  Total                 $  7,031        $  15,746            -          $  13,849        $  8,928
                                        ========         ========                        ========        ========
----------------------------------- --------------- ---------------- -------------- ---------------- -----------------

(1) Uncollectible amounts written off, net of recoveries.

(2) Valuation allowance recognized to offset the deferred tax asset relating to certain foreign operating loss carryforwards.

(3) Utilization of foreign tax credits.

(4) Additional allowance due to acquisition of Arnold.

(5) Utilization of foreign net operating loss carryforward.