Form 10-Q
period 2002-03-23
ROADWAY CORP
filed 2002-05-03
CIK 1141496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period ended March 23, 2002.

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from      to      .

Commission file number 000-32821

ROADWAY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-1956254

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

1077 Gorge Boulevard, Akron, OH	44310

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 384-1717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No ________.

The number of shares of common stock ($.01 par value) outstanding as of April 20, 2002 was 19,369,885.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Roadway Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 23, 2002	December 31, 2001

	(in thousands, except share data)
Assets

Current assets:

Cash and cash equivalents	$67,493	$122,873

Accounts receivable, including retained interest in securitized receivables, net	193,279	203,175

Other current assets	50,050	34,406

Total current assets	310,822	360,454

Carrier operating property, at cost	1,609,399	1,621,539

Less allowance for depreciation	1,013,520	1,013,614

Net carrier operating property	595,879	607,925

Goodwill, net	267,984	268,253

Other assets	68,429	66,217

Total assets	$1,243,114	$1,302,849

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$173,717	$216,765

Salaries and wages	117,327	122,175

Other current liabilities	74,884	74,153

Total current liabilities	365,928	413,093

Long-term liabilities:

Casualty claims and other	99,350	101,841

Accrued pension and retiree medical	124,126	121,020

Long-term debt	307,000	307,000

Total long-term liabilities	530,476	529,861

Shareholders’ equity:

Common Stock — $.01 par value Authorized - 100,000,000 shares Issued - 20,556,714 shares	206	206

Other shareholders’ equity	346,504	359,689

Total shareholders’ equity	346,710	359,895

Total liabilities and shareholders’ equity	$1,243,114	$1,302,849

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The number of shares of common stock outstanding at March 23, 2002 and December 31, 2001 were 19,375,399 and 19,376,814, respectively.

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Income (Unaudited)

	Twelve Weeks Ended
	(First Quarter)
	March 23, 2002	March 24, 2001

	(in thousands, except per share data)

Revenue	$637,168	$650,485

Operating expenses:

Salaries, wages and benefits	411,474	412,126

Operating supplies and expenses	107,223	113,709

Purchased transportation	62,996	64,381

Operating taxes and licenses	16,404	17,539

Insurance and claims expense	13,140	13,180

Provision for depreciation	21,767	15,261

Net loss on disposal of operating property	295	186

Total operating expenses	633,299	636,382

Operating income	3,869	14,103

Other (expense), net	(6,774)	(5,429)

(Loss) income before income taxes	(2,905)	8,674

(Benefit) provision for income taxes	(1,156)	3,684

Net (loss) income	$(1,749)	$4,990

(Loss) earnings per share – basic	$(0.09)	$0.27

(Loss) earnings per share – diluted	$(0.09)	$0.26

Average shares outstanding – basic	18,555	18,451

Average shares outstanding – diluted	18,555	18,912

Dividends declared per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Cash Flows (Unaudited)

	Twelve Weeks Ended
	(First Quarter)
	March 23, 2002	March 24, 2001

	(in thousands)

Cash flows from operating activities
Net (loss) income	$(1,749)	$4,990

Depreciation and amortization	21,767	15,744

Other operating adjustments	(64,437)	(12,309)

Net cash (used) provided by operating activities	(44,419)	8,425

Cash flows from investing activities	(11,398)	(18,039)

Purchases of carrier operating property	(11,398)	(18,039)

Sales of carrier operating property	1,381	302

Net cash (used) by investing activities	(10,017)	(17,737)

Cash flows from financing activities	(957)	(968)

Dividends paid	(957)	(968)

Treasury stock activity, net	24	(613)

Net cash (used) by financing activities	(933)	(1,581)

Effect of exchange rate changes on cash	(11)	(13)

Net (decrease) in cash and cash equivalents	(55,380)	(10,906)

Cash and cash equivalents at beginning of period	122,873	64,939

Cash and cash equivalents at end of period	$67,493	$54,033

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ending March 23, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Roadway Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2—Accounting Period

Roadway Corporation (the registrant or Company) operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note 3—Business Acquisition

On November 30, 2001, the Company acquired Arnold Industries, Inc. for cash consideration of $558,831,000, including direct acquisition costs. Included in the acquired assets of Arnold was $50,763,000 in cash, which was used to partially finance the acquisition. Also on November 30, 2001, concurrent with the acquisition of Arnold, the Company sold Arnold’s logistics business (ARLO) to members of the ARLO management team and Mr. Edward H. Arnold, the former Chairman, President and Chief Executive Officer of Arnold, for $105,000,000 in cash. The net acquisition consideration of $403,068,000 was financed with borrowings under a new credit facility, proceeds from an accounts receivable securitization, the issuance of $225,000,000 in senior notes, and with available cash.

The acquisition of Arnold was accounted for as a purchase business combination and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. The excess of the purchase price paid over the fair value of the net assets acquired, totaling approximately $253,532,000, has been recorded as goodwill. The purchase price allocation reflected in these financial statements for the acquisition is preliminary and may be adjusted as estimated fair values of assets acquired and liabilities assumed are finalized. Upon the finalization of the valuation process, a portion of the amount initially classified as goodwill in the financial statements may be reclassified to the tangible and identifiable intangible assets acquired, based on their estimated fair values at the date of the acquisition.

Note 4—Earnings per Share

Weighted-average basic and diluted shares outstanding are the same numbers for the first quarter of 2002, since the Company reported a loss. Inclusion of all potential common shares would have been anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Weeks Ended
	(First Quarter)
	March 23, 2002	March 24, 2001

	(in thousands, except per share data)
Net (loss) income	$(1,749)	$4,990

Weighted-average shares for Basic earnings per share	18,555	18,451

Management incentive stock plans	–	461

Weighted-average shares for Diluted earnings per share	18,555	18,912

(Loss) earnings per share – basic	$(0.09)	$0.27

(Loss) earnings per share – diluted	$(0.09)	$0.26

Note 5—Segment information

The Company provides freight services primarily in three business segments: Roadway Express (Roadway), New Penn, and Arnold Transportation Services (ATS). Prior to the acquisition of Arnold Industries, Inc. in November 2001, the Company operated only in the Roadway segment. The Roadway segment provides long haul LTL freight services in North America and offers services to an additional 66 countries worldwide. The acquisition of Arnold Industries, Inc. added two new segments, New Penn and ATS. The New Penn segment provides regional, next-day LTL freight service primarily in the northeast region of the United States. The ATS segment provides irregular route and dedicated freight services throughout the eastern, midwestern, and southwestern regions of the United States.

The Company’s reportable segments are identified based on differences in products, services, and management structure. The measurement basis of segment profit or loss is operating income. Business segment assets consist primarily of customer receivables, net carrier operating property, and goodwill.

		Twelve weeks ended March 23, 2002
		(First Quarter)
	Roadway Express	New Penn	ATS	Segment Total

	(in thousands)
Revenue	$553,558	$45,409	$38,201	$637,168

Operating expense:

Salaries, wages & benefits	366,336	30,709	12,310	409,355

Operating supplies	95,499	6,114	8,014	109,627

Purchased transportation	51,126	383	11,487	62,996

Other operating expense	40,190	4,892	6,228	51,310

Total operating expense	553,151	42,098	38,039	633,288

Operating income	$407	$3,311	$162	$3,880

Total assets	$703,834	$335,218	$183,057	$1,222,109

Reconciliation of segment operating income to consolidated loss before taxes:

(in thousands)
Segment operating income	$3,880

Unallocated corporate (loss)	(11)

Interest (expense)	(5,464)

Other (expense), net	(1,310)

Consolidated net (loss) before taxes	$(2,905)

Reconciliation of total segment assets to total consolidated assets at March 23, 2002:

(in thousands)
Total segment assets	$1,222,109

Unallocated corporate assets	46,341

Elimination of intercompany balances	(25,336)

Consolidated assets	$1,243,114

Note 6—Comprehensive (Loss) Income

Comprehensive (loss) income differs from net (loss) income due to foreign currency translation adjustments as shown below:

	Twelve Weeks Ended
	(First Quarter)
	March 23, 2002	March 24, 2001

	(in thousands)
Net (loss) income	$(1,749)	$4,990

Foreign currency translation adjustments	(1,178)	(965)

Comprehensive (loss) income	$(2,927)	$4,025

Note 7—Contingent Matter

The Company’s former parent is currently under examination by the Internal Revenue Service for tax years 1994 and 1995, years prior to the spin-off of the Company. The IRS has proposed substantial adjustments for these tax years for multiemployer pension plan deductions. The IRS is challenging the timing, not the validity of these deductions. The Company is unable to predict the ultimate outcome of this matter, however, its former parent intends to vigorously contest these proposed adjustments.

Under a tax sharing agreement entered into by the Company and its former parent at the time of the spin-off, the Company is obligated to reimburse the former parent for any additional taxes and interest which relate to the Company’s business prior to the spin-off. The amount and timing of such payments, if any, is dependent on the ultimate resolution of the former parent’s disputes with the IRS and the determination of the nature and extent of the obligations under the tax sharing agreement. The Company has established certain reserves with respect to these proposed adjustments. There can be no assurance, however, that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company’s results of operations and financial position.

Note 8—Guarantor and Non-Guarantor Subsidiaries

The credit facility borrowings and the senior notes issued in connection with the acquisition of Arnold are secured by a first-priority perfected lien on all of the capital stock of the Company’s direct subsidiaries. They are also supported by guarantees provided by all of the Company’s material subsidiaries, which are wholly owned. These guarantees are full and unconditional, joint and several.

The following condensed consolidating financial statements set forth the Company’s balance sheets, statements of income, and statements of cash flows for the same time periods as the financial statements presented in Item 1 above. In the following schedules “Parent Company” refers to the balances of Roadway Corporation, “Guarantor Subsidiaries” refers to non-minor domestic subsidiaries, and “Non-guarantor subsidiaries” refers to foreign and minor domestic subsidiaries and “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries.

Note 8—Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets
March 23, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Cash and cash equivalents	$18	$49	$1	$–	$68

Accounts receivable, including retained interest in securitized receivables, net	–	179	14	–	193

Due from affiliates	12	369	–	(381)	–

Prepaid expenses and supplies	–	32	–	–	32

Deferred income taxes	–	18	–	–	18

Total current assets	30	647	15	(381)	311

Carrier operating property, at cost	–	1,583	26	–	1,609

Less allowance for depreciation	–	1,000	13	–	1,013

Net carrier operating property	–	583	13	–	596

Goodwill, net	–	254	14	–	268

Investment in subsidiaries	628	(5)	–	(623)	–

Deferred income taxes	–	34	–	–	34

Long-term assets	10	24	–	–	34

Total assets	$668	$1,537	$42	$(1,004)	$1,243

Accounts payable	$(21)	$187	$8	$–	$174

Due to affiliates	342	2	37	(381)	–

Salaries and wages	–	115	2	–	117

Current portion of long-term debt	–	18	–	–	18

Freight and casualty claims payable	–	56	1	–	57

Total current liabilities	321	378	48	(381)	366

Casualty claims and other	–	64	–	–	64

Deferred income taxes	–	36	(1)	–	35

Long-term debt	–	307	–	–	307

Accrued pension and retiree medical	–	124	–	–	124

Total shareholders’ equity	347	628	(5)	(623)	347

Total liabilities and shareholders’ equity	$668	$1,537	$42	$(1,004)	$1,243

Note 8—Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets
December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Cash and cash equivalents	$35	$87	$1	$–	$123

Accounts receivable, including retained interest in securitized receivables, net	1	187	15	–	203

Due from affiliates	11	369	1	(381)	–

Prepaid expenses and supplies	–	16	–	–	16

Deferred income taxes	–	19	–	–	19

Total current assets	47	678	17	(381)	361

Carrier operating property, at cost	–	1,596	26	–	1,622

Less allowance for depreciation	–	1,001	13	–	1,014

Net carrier operating property	–	595	13	–	608

Goodwill, net	–	253	15	–	268

Investment in subsidiaries	662	(4)	–	(658)	–

Deferred income taxes	–	31	–	–	31

Long-term assets	10	25	–	–	35

Total assets	$719	$1,578	$45	$(1,039)	$1,303

Accounts payable	$15	$193	$9	$–	$217

Due to affiliates	344	1	36	(381)	–

Salaries and wages	–	119	3	–	122

Current portion of long-term debt	–	18	–	–	18

Freight and casualty claims payable	–	55	1	–	56

Total current liabilities	359	386	49	(381)	413

Casualty claims and other	–	66	–	–	66

Deferred income taxes	–	36	–	–	36

Long-term debt	–	307	–	–	307

Accrued pension and retiree medical	–	121	–	–	121

Total shareholders’ equity	360	662	(4)	(658)	360

Total liabilities and shareholders’ equity	$719	$1,578	$45	$(1,039)	$1,303

Note 8—Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Income
Twelve Weeks Ended March 23, 2002
(First Quarter)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenue	$–	$613	$24	$–	$637

Operating expenses:

Salaries, wages and benefits	2	401	8	–	411

Operating supplies and expenses	(2)	103	6	–	107

Purchased transportation	–	55	8	–	63

Operating taxes and licenses	–	16	1	–	17

Insurance and claims expenses	–	13	–	–	13

Provision for depreciation	–	21	1	–	22

Net loss (gain) on disposal of operating property	–	–	–	–	–

Results of affiliates	4	–	–	(4)	–

Total operating expenses	4	609	24	(4)	633

Operating (loss) income	(4)	4	–	4	4

Other (expenses), net	–	(7)	–	–	(7)

(Loss) income before income taxes	(4)	(3)	–	4	(3)

(Benefit) provision for income taxes	(2)	1	–	–	(1)

Net (loss) income	$(2)	$(4)	$–	$4	$(2)

Twelve Weeks Ended March 24, 2001
(First Quarter)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Revenue	$–	$625	$26	$(1)	$650

Operating expenses:

Salaries, wages and benefits	–	402	10	–	412

Operating supplies and expenses	–	107	7	–	114

Purchased transportation	–	56	9	(1)	64

Operating taxes and licenses	–	17	1	–	18

Insurance and claims expenses	–	13	–	–	13

Provision for depreciation	–	14	1	–	15

Net loss on disposal of operating property	–	–	–	–	–

Results of affiliates	–	3	–	(3)	–

Total operating expenses	–	612	28	(4)	636

Operating income (loss)	–	13	(2)	3	14

Other income (expenses), net	–	(4)	(1)	–	(5)

Income (loss) before income taxes	–	9	(3)	3	9

Provision for income taxes	–	4	–	–	4

Net income (loss)	$–	$5	$(3)	$3	$5

Note 8—Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
Twelve Weeks Ended March 23, 2002
(First Quarter)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Net cash (used) provided by operating activities	$(47)	$1	$1	$–	$(45)

Cash flows from investing activities Purchases of carrier operating property, net	–	(9)	(1)	–	(10)

Business acquisitions	–	–	–	–	–

Net cash (used) in investing activities	–	(9)	(1)	–	(10)

Cash flows from financing activities

Dividends received (paid)	30	(31)	–	–	(1)

Accounts receivable securitization	–	–	–	–	–

Treasury stock activity—net	–	–	–	–	–

Debt issuance costs	–	–	–	–	–

Long-term debt	–	–	–	–	–

Net cash provided (used) in financing activities	30	(31)	–	–	(1)

Effect of exchange rate changes on cash	–	–			–

Net (decrease) in cash and cash equivalents	(17)	(39)	–	–	(56)

Cash and cash equivalents at beginning of year	35	87	1	–	123

Cash and cash equivalents at end of year	$18	$48	$1	$–	$67

Twelve Weeks Ended March 24, 2001
(First Quarter)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Net cash provided by operating activities	$–	$7	$2	$–	$9

Cash flows from investing activities

Purchases of carrier operating property, net	–	(17)	(1)	–	(18)

Business acquisitions	–	–	–	–	–

Net cash (used) in investing activities	–	(17)	(1)	–	(18)

Cash flows from financing activities

Dividends paid	–	(1)	–	–	(1)

Treasury stock activity—net	–	(1)	–	–	(1)

Net cash (used) in financing activities	–	(2)	–	–	(2)

Effect of exchange rate changes on cash	–	–	–	–	–

Net (decrease) increase in cash and cash equivalents	–	(12)	1	–	(11)

Cash and cash equivalents at beginning of year	–	61	4	–	65

Cash and cash equivalents at end of year	$–	$49	$5	$–	$54

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated results

The Condensed Statements of Consolidated Income and Consolidated Cash Flows for the quarter ended March 23, 2002, include the results of operations for New Penn Motor Express and Arnold Transportation Services (ATS), which were acquired through the purchase of Arnold Industries (Arnold) on November 30, 2001. The Condensed Consolidated Balance Sheets at March 23, 2002 and December 31, 2001 also include New Penn and ATS.

Consolidated revenue was $637 million in the current quarter, a 2% decrease from first quarter 2001. Operating expenses declined by 0.5%, and the operating ratio increased to 99.4, a 1.6 point increase from last year’s 97.8. The Company’s consolidated operating income was $3.9 million, a decrease of 72.6% from last year. The net other expense of $6.8 million is primarily composed of interest expense of $5.5 million arising from the financing associated with the Arnold acquisition. The Company had a net loss of $1.7 million or $0.09 per share, for the first quarter ended March 23, 2002, compared to income of $5.0 million, or $0.26 per share (diluted) in the same quarter last year. There was one less working day in the current quarter compared to first quarter, 2001.

The effective tax rate for the first quarter of 2002 was 39.8%, compared to the 42.5% rate in the first quarter of 2001. This tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

At the end of the quarter, cash and marketable securities amounted to $67 million, a $55 million decrease from year-end 2001. Major components of this decrease were an $18 million tax payment arising from the sale of Arnold’s logistics operations (ARLO), $11 million for the purchase of Arnold shares presented for redemption, net capital expenditures of $10 million, and a $9 million purchase of Company stock to fund restricted stock plans.

The Company remained debt free until the acquisition of Arnold Industries in November 2001. The acquisition was financed with borrowings under a new credit facility, proceeds from an accounts receivable securitization, the issuance of $225 million in senior notes, and with available cash.

The credit facility consists of a five-year, $150 million senior revolving credit facility with a $100 million sublimit for letters of credit, and a five-year $175 million senior term loan. As of March 23, 2002, there were no amounts outstanding under the revolving credit facility, but availability had been reduced by $73 million as a result of the issuance of letters of credit, primarily related to casualty claims. The term loan was drawn in full to partially fund the acquisition of Arnold. After tax proceeds of $75 million from the sale of ARLO were used to pay down borrowings on this facility. As of March 23, 2002, $100 million was outstanding under the term loan facility, with quarterly installments ranging from $2.5 million in 2002 to $7.5 million in 2006.

Under the accounts receivable securitization arrangement, Roadway Express can finance up to $200 million of its domestic accounts receivable. Under this arrangement, undivided interests in Roadway Express’ domestic accounts receivable are sold through a special purpose entity (SPE), a wholly owned subsidiary of the Company, without recourse, to an unrelated third party financial conduit. At March 23, 2002, undivided interests in the accounts receivable pool aggregating $100 million were sold under this arrangement, leaving an additional $100 million available.

The arrangement provides that new Roadway Express accounts receivable are immediately sold to the SPE. The Company, through its SPE, retains the risk of credit loss on the receivables. The conduit has collection rights to recover payments from the receivables in the designated pool and Roadway Express retains collection and administrative responsibilities for the undivided interests in the pool.

The Company also issued $225 million of 81/4% senior notes due December 1, 2008. Interest is due semi-annually June 1 and December 1, commencing June 1, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s Canadian subsidiary also has a $10 million credit facility available for borrowing under a secured revolving line of credit and bankers’ acceptances. At March 23, 2002, nothing was outstanding on this facility.

At March 23, 2002, the Company had outstanding debt of $325 million, $18 million of which is classified as current on the March 23, 2002 balance sheet. Remaining borrowing capacity of $187 million was available under these arrangements at the end of quarter 1, 2002.

The financing arrangements include covenants that require the Company to comply with certain financial ratios, including leverage and fixed-charge coverage ratios, and maintenance of a minimum level of tangible net worth.

Management intends to promptly extinguish the outstanding debt as available cash flows permit, which will position the Company for other qualified acquisition opportunities.

Capital expenditures are financed primarily through internally generated funds. Future expenditures are expected to be financed in a similar manner, except for a planned replacement in 2002 of an additional 15% of Roadway Express’ linehaul tractors through operating lease arrangements. In addition to these leases, capital expenditures of $105 million are planned for 2002. Most of the capital expenditures are designated for revenue equipment, facilities, and information systems. Management believes that cash flows from operations and current financing sources will be sufficient to support its working capital needs, projected capital expenditures, dividends to shareholders, and anticipated expenditures for other corporate purposes during 2002.

Under the terms of the Teamster contract, which extends through March 31, 2003, wage and benefit increases approximating 2% were effective April 1, 2002. The Company and the Teamsters have had ongoing discussions under auspices of the current contract. Both parties recognize the benefits in the marketplace of an early contractual agreement, and are making efforts to accomplish this task. Our intent is to settle the new contract earlier than the previous contract, which was settled seven weeks prior to the expiration date.

Reserves for casualty claims represent management’s estimates of claims for property damage and public liability and workers’ compensation. The Company manages casualty claims with assistance of a third party administrator (TPA) along with oversight by a major risk management provider. The Company is self-insured for these claims with retention limits that have varied over the years from $20,000 to $3,000,000. The Company and its TPAs closely monitor the liability balances by using actual adjuster evaluations of each claim and a statistical benchmarking database for analysis of reserve accuracy.

The Company receives notices from the EPA from time to time identifying it as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act for various Superfund sites. The Company believes that its obligation with regard to these sites is not significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Roadway Express, Inc.

Roadway Express delivered 1.5 million tons of freight in the current quarter, down 16.0% compared to the prior year quarter. Less-than-truckload (LTL) tons were down 15.2% and truckload tons were down 19.2%. Tonnage declines were attributable to reduced business levels in the national economy. Daily tonnage levels in January 2002 were 18% below those in January 2001. February and March 2002 tonnage levels improved 8% and 12% respectively over January 2002 levels. This improvement was better than the 2% and 4% increases in the comparable periods of 2001. Net revenue per ton was $377.24, up 1.3% compared to the same quarter last year. The industry’s pricing environment continues to remain stable, which mitigates some of the impact of the reduced tonnage. The improvement in revenue per ton was due to the general rate increase in the third quarter of 2001, continuing adjustments in contract rates, and freight mix changes. A variable rate fuel surcharge averaged 0.8% of revenue in the current quarter compared to 3.3% of revenue in the prior-year quarter. Without the revenue reduction relating to the fuel surcharge, freight rates were up 3.8% compared to the first quarter of 2001. Total operating expenses were down $83.2 million, or 13.1%, reflecting the reduced tonnage level. The operating ratio deteriorated to 99.9, up from 97.8 in the same quarter last year.

Salaries, wages, and benefits as a percentage of revenue increased to 66.2%, up from 63.4% in the first quarter of 2001. This increase is attributable to administrative wages, driver wages, health care, and pension benefit costs. Due to the business level reductions which started in the second half of 2000 when the economic downturn began, approximately 18% of the Company’s hourly work force is currently on layoff, and the number of exempt positions has been reduced by 8%. Despite these significant reductions in staff, reduced business levels, particularly in January, resulted in the increase in salaries, wages, and benefits as a percentage of revenue. Roadway has not made radical changes to the company’s infrastructure that would cut customer service capability or prevent it from taking advantage of an economic upturn.

All other operating expenses were down slightly as a percentage of revenue, except for depreciation expense, which was up less than 1% of revenue. The reduction of operating expenses in line with revenue reductions is the result of cost controls and Roadway’s efforts to make its cost structure more variable.

The following table is a comparison of operating statistics for the first quarters of 2002 and 2001:

	Twelve Weeks Ended
	(First Quarter)
	March 23, 2002	March 24, 2001

LTL tons	1,205,865	1,422,423

Truckload tons	261,511	323,690

Total tons	1,467,376	1,746,113

LTL shipments	2,570,689	3,059,105

Truckload shipments	32,102	39,239

Total shipments	2,602,791	3,098,344

Revenue per LTL ton	$425.91	$421.15

Revenue per truckload ton	$152.83	$158.88

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Penn Motor Express

Revenue was $45 million for the first quarter of 2002. Daily tonnage levels were 12% lower than last year’s pre-acquisition business levels due to the economic downturn. Following the February closing of a significant competitor in the northeast, New Penn’s business returned to levels comparable to that of a year ago. The operating ratio for New Penn for the quarter was 92.7, and operating income was $3.3 million.

The following table shows the operating statistics for the first quarter of 2002:

Twelve Weeks Ended
(First Quarter)
March 23, 2002

LTL tons	177,264

Truckload tons	23,913

Total tons	201,177

LTL shipments	395,154

Truckload shipments	3,024

Total shipments	398,178

Revenue per LTL ton	$241.77

Revenue per truckload ton	$106.73

ATS

Revenue during the quarter was $38 million, consistent with pre-acquisition levels of last year. Operating income was $162 thousand, with an operating ratio of 99.6.

The following table shows the operating statistics for the first quarter of 2002:

Revenue per tractor per week	$2,414

Average number of tractors during the period	1,319

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

         While most of the information provided herein is historical, some of the comments made are forward-looking statements intended to qualify for the safe harbor from liability under the Private Securities Litigation Reform Act of 1995. All statements that are not historical statements of fact are “forward-looking statements” for purposes of these provisions and are subject to numerous risks and uncertainties that could cause Roadway Corporation’s actual performance to differ from that expressed or implied in the forward-looking statements. The risks and uncertainties include variable factors such as capacity and rate levels in the motor freight industry, fuel prices, the state of the national economy, the success of the Corporation’s operating plans, and uncertainties concerning the impact recent terrorist activities may have on the economy and the motor freight industry. These forward-looking statements reflect management’s analysis of future events only as of the date of this Annual Report. Roadway Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents Roadway Corporation files from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates principally based on LIBOR. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix the Company’s interest costs at rates varying from 5.62% to 6.59% on leases with a notional amount of $24 million, and prevent the Company’s earnings from being directly affected by changes in interest rates related to its trailer leases. The fair value of the Company’s interest rate swaps at March 23, 2002 is a liability of approximately $447,000, net of income taxes, and has been determined using proprietary financial models developed by the lending institutions which are counterparties to the swap arrangements.

The Company may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. A 10% adverse change in foreign currency exchange rates would have no material impact on future cash flows and earnings of the Company.

Fuel price increases are mitigated by a variable rate fuel surcharge when the national average diesel fuel price exceeds $1.10 per gallon. This surcharge has been in place at varying rates since the third quarter of 1999, and was discussed above.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on March 27, 2002. Seven matters were voted upon at this meeting:

1.	The election of seven members to the Board of Directors

2.	Approving an amendment to the Roadway Corporation Equity Ownership Plan

3.	Approving the adoption of the Roadway Corporation Nonemployee Directors’ Equity ownership Plan

4.	Approving an amendment to the Roadway Corporation Nonemployee Directors’ Stock Option Plan

5.	Approving an amendment to the Roadway Corporation Nonemployee Directors’ Equity and Deferred Compensation Plan

6.	Approving an amendment to the Roadway Corporation 2001 Employee Stock Purchase Plan

7.	Ratification of the appointment of Ernst & Young LLP as the independent auditors.

There were 17,833,925 shares voted of the 19,386,938 shares outstanding and entitled to vote. The following table shows the results of the vote.

	For	Against	Abstain
Proposal #1
Frank P. Doyle	17,214,623		619,302

John F. Fiedler	16,964,780		869,145

Dale F. Frey	17,218,207		615,718

Phillip J. Meek	17,059,506		774,419

Carl W. Schafer	17,026,119		807,806

Sarah Roush Werner	17,312,315		521,610

Michael W. Wickham	17,267,621		566,304

Proposal #2	15,759,451	1,873,315	201,159

Proposal #3	15,586,723	1,970,832	276,370

Proposal #4	15,718,952	1,831,025	283,948

Proposal #5	16,225,837	1,321,438	286,650

Proposal #6	17,126,378	587,017	120,530

Proposal #7	17,132,061	594,292	107,572

Item 5. Other information

On January 24, 2002, the Board of Directors declared a cash dividend of $0.05 per share on the Company’s common stock paid on March 1, 2002, to shareholders of record on February 15, 2002.

On March 27, 2002, the Board of Directors declared a cash dividend of $0.05 per share on the Company’s common stock payable on June 3, 2002, to shareholders of record on May 10, 2002.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.

99.2	Condensed Consolidated Financial statements of Roadway Express, Inc. and Subsidiaries for the quarters ended March 23, 2002 and March 24, 2001.

99.3	Condensed Consolidated Financial statements of Roadway Next Day Corporation for the quarter ended March 23, 2002 (Successor Period) and the quarter ended March 31, 2001 (Predecessor Period)

(b)  List of the Current Reports on Form 8-K that were filed in the First Quarter of 2002:

Filing Date of Form 8-K	Description

January 23, 2002	Company press release regarding results for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADWAY EXPRESS, INC.

Date: May 2, 2002	By:	/s/ J. Dawson Cunningham ——————————————————————— J. Dawson Cunningham, Executive Vice President and Chief Financial Officer

Date: May 2, 2002	By:	/s/ John G. Coleman ——————————————————————— John G. Coleman, Controller