Form 10-Q
period 2002-06-15
ROADWAY CORP
filed 2002-07-18
CIK 1141496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Period ended June 15, 2002.
OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 000-32821

ROADWAY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-1956254

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

1077 Gorge Boulevard, Akron, OH	44310

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 384-1717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes __✓___         No. ________

     The number of shares of common stock ($.01 par value) outstanding as of July 12, 2002 was 19,336,119.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Roadway Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 15, 2002	December 31, 2001

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$80,871	$122,873
Accounts receivable, including retained interest in securitized receivables, net	194,338	203,175
Other current assets	43,715	34,406

Total current assets	318,924	360,454
Carrier operating property, at cost	1,613,983	1,621,539
Less allowance for depreciation	1,024,953	1,013,614

Net carrier operating property	589,030	607,925
Goodwill, net	268,538	268,253
Other assets	69,891	66,217

Total assets	$1,246,383	$1,302,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$175,614	$216,765
Salaries and wages	116,216	122,175
Other current liabilities	75,531	74,153

Total current liabilities	367,361	413,093
Long-term liabilities:
Casualty claims and other	95,329	101,841
Accrued pension and retiree medical	127,240	121,020
Long-term debt	303,800	307,000

Total long-term liabilities	526,369	529,861
Shareholders’ equity:
Common Stock — $.01 par value Authorized - 100,000,000 shares Issued - 20,556,714 shares	206	206
Other shareholders’ equity	352,447	359,689

Total shareholders’ equity	352,653	359,895

Total liabilities and shareholders’ equity	$1,246,383	$1,302,849

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The number of shares of common stock outstanding at June 15, 2002 and December 31, 2001 were 19,330,597 and 19,376,814, respectively.

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Income (Unaudited)

	Twelve Weeks Ended
	(Second Quarter)
	June 15, 2002	June 16, 2001

	(in thousands, except per share data)
Revenue	$697,149	$642,109
Operating expenses:
Salaries, wages and benefits	439,149	412,185
Operating supplies and expenses	115,436	115,925
Purchased transportation	70,958	63,707
Operating taxes and licenses	18,312	15,948
Insurance and claims expense	14,777	12,087
Provision for depreciation	21,851	15,678
Net loss on disposal of operating property	180	436

Total operating expenses	680,663	635,966
Operating income	16,486	6,143
Other (expense) income, net	(6,790)	858

Income before income taxes	9,696	7,001
Provision for income taxes	4,022	2,978

Net income	$5,674	$4,023

Earnings per share – basic	$0.30	$0.22
Earnings per share – diluted	$0.30	$0.22
Average shares outstanding – basic	18,474	18,440
Average shares outstanding – diluted	18,888	18,901
Dividends declared per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Income (Unaudited)

	Twenty-four Weeks Ended
	(Two Quarters)
	June 15, 2002	June 16, 2001

	(in thousands, except per share data)
Revenue	$1,334,317	$1,292,594
Operating expenses:
Salaries, wages and benefits	850,623	824,311
Operating supplies and expenses	222,659	229,634
Purchased transportation	133,954	128,088
Operating taxes and licenses	34,716	33,487
Insurance and claims expense	27,917	25,267
Provision for depreciation	43,618	30,939
Net loss on disposal of operating property	475	622

Total operating expenses	1,313,962	1,272,348

Operating income	20,355	20,246
Other (expense), net	(13,564)	(4,571)

Income before income taxes	6,791	15,675
Provision for income taxes	2,866	6,662

Net income	$3,925	$9,013

Earnings per share – basic	$0.21	$0.49
Earnings per share – diluted	$0.21	$0.48
Average shares outstanding – basic	18,514	18,445
Average shares outstanding – diluted	18,968	18,905
Dividends declared per share	$0.10	$0.10

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Cash Flows (Unaudited)

	Twenty-four Weeks Ended
	(Two Quarters)
	June 15, 2002	June 16, 2001

	(in thousands)
Cash flows from operating activities
Net income	$3,925	$9,013
Depreciation	43,618	30,939
Other operating adjustments	(58,433)	5,463

Net cash (used) provided by operating activities	(10,890)	45,415
Cash flows from investing activities
Purchases of carrier operating property	(27,067)	(33,358)
Sales of carrier operating property	1,869	440

Net cash (used) by investing activities	(25,198)	(32,918)
Cash flows from financing activities
Dividends paid	(1,940)	(1,937)
Treasury stock activity, net	(1,383)	(337)
Long-term (repayments) borrowings	(2,500)	—

Net cash (used) by financing activities	(5,823)	(2,274)
Effect of exchange rate changes on cash	(91)	200

Net (decrease) increase in cash and cash equivalents	(42,002)	10,423
Cash and cash equivalents at beginning of period	122,873	64,939
Cash and cash equivalents at end of period	$80,871	$75,362

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended June 15, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Roadway Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2—Accounting Period

Roadway Corporation (the registrant or Company) operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note 3—Business Acquisition

On November 30, 2001, the Company acquired Arnold Industries, Inc. (Arnold), subsequently named Roadway Next Day Corporation, for cash consideration of $558,831,000, including direct acquisition costs. Included in the acquired assets of Arnold was $50,763,000 in cash, which was used to partially finance the acquisition. Also on November 30, 2001, concurrent with the acquisition of Arnold, the Company sold Arnold’s logistics business (ARLO) to members of the ARLO management team and Mr. Edward H. Arnold, the former Chairman, President and Chief Executive Officer of Arnold, for $105,000,000 in cash. The net acquisition consideration of $403,068,000 was financed with borrowings under a new credit facility, proceeds from an accounts receivable securitization, the issuance of $225,000,000 in senior notes, and available cash.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. At that date, the carrying value of consolidated goodwill reflected in the balance sheet amounted to approximately $268.3 million. Had SFAS No. 142 not been in effect, amortization of goodwill would have reduced net income by approximately $3.6 million ($0.19 per share-diluted) and $0.6 million ($0.03 per share-diluted) for the two quarters ended June 15, 2002 and the year ended December 31, 2001, respectively.

The Company performed the transitional impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. This assessment included completing a comparison of the carrying value of goodwill at the reporting unit level (as defined by SFAS No. 142) to the estimated fair values of the individual reporting units based on unleveraged, discounted cash flow valuation models developed by management. Based on the results of the valuation procedures performed by the Company, the carrying value of goodwill does not appear to be in excess of fair value at the January 1, 2002 measurement date. Accordingly, no goodwill impairment has been recognized in the Company’s consolidated results of operations for the twelve-week and twenty-four week periods ended June 15, 2002.

Note 4—Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	(Second Quarter)		(Two Quarters)
	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001

		(in thousands, except per share data)
Net income	$5,674	$4,023	$3,925	$9,013

Weighted-average shares for basic earnings per share	18,474	18,440	18,514	18,445
Management incentive stock plans	414	461	454	460

Weighted-average shares for diluted earnings per share	18,888	18,901	18,968	18,905

Earnings per share – basic	$0.30	$0.22	$0.21	$0.49
Earnings per share – diluted	$0.30	$0.22	$0.21	$0.48

Note 5—Segment information

The Company provides freight services primarily in three business segments: Roadway Express (Roadway), New Penn Motor Express (New Penn), and Arnold Transportation Services (ATS). Prior to the acquisition of Arnold in November 2001, the Company operated only in the Roadway segment. The Roadway segment provides long haul LTL freight services in North America and offers services to an additional 66 countries worldwide. The acquisition of Arnold added two new segments, New Penn and ATS. The New Penn segment provides regional, next-day LTL freight service primarily in the northeast region of the United States. The ATS segment provides irregular route and dedicated freight services throughout the eastern, midwestern, and southwestern regions of the United States.

The Company’s reportable segments are identified based on differences in products, services, and management structure. The measurement basis of segment profit or loss is operating income. Business segment assets consist primarily of customer receivables, net carrier operating property, and goodwill.

	Twelve weeks ended June 15, 2002
		(Second Quarter)
	Roadway Express	New Penn	ATS	Segment Total

		(in thousands)
Revenue	$606,409	$49,594	$41,146	$697,149
Operating expense:
Salaries, wages & benefits	392,635	32,722	11,876	437,233
Operating supplies	103,488	5,937	8,332	117,757
Purchased transportation	57,317	458	13,183	70,958
Operating license and tax	16,043	1,384	831	18,258
Insurance and claims	11,964	947	1,648	14,559
Depreciation	15,416	2,615	3,699	21,730
Net loss (gain) on sale of operating property	303	(21)	(103)	179

Total operating expense	597,166	44,042	39,466	680,674

Operating income	$9,243	$5,552	$1,680	$16,475

Note 5—Segment information (continued)

Reconciliation of segment operating income to consolidated income before taxes:

(in thousands)
Segment operating income	$16,475
Unallocated corporate income	11
Interest (expense)	(5,477)
Other (expense), net	(1,313)

Consolidated net income before taxes	$9,696

	Twenty-four weeks ended June 15, 2002
	(Two Quarters)
	Roadway Express	New Penn	ATS	Segment Total

	(in thousands)
Revenue	$1,159,967	$95,003	$79,347	$1,334,317
Operating expense:
Salaries, wages & benefits	758,970	63,431	24,186	846,587
Operating supplies	198,987	12,051	16,346	227,384
Purchased transportation	108,443	841	24,670	133,954
Operating license and tax	30,231	2,742	1,671	34,644
Insurance and claims	22,352	1,841	3,357	27,550
Depreciation	30,685	5,305	7,377	43,367
Net loss (gain) on sale of operating property	649	(71)	(102)	476

Total operating expense	1,150,317	86,140	77,505	1,313,962

Operating income	$9,650	$8,863	$1,842	$20,355

Total assets	$713,832	$336,587	$180,792	$1,231,211

Reconciliation of segment operating income to consolidated income before taxes:

(in thousands)
Segment operating income	$20,355
Unallocated corporate income	–
Interest (expense)	(10,941)
Other (expense), net	(2,623)

Consolidated net income before taxes	$6,791

Note 5—Segment information (continued)

Reconciliation of total segment assets to total consolidated assets at June 15, 2002:

(in thousands)
Total segment assets	$1,231,211
Unallocated corporate assets	60,739
Elimination of intercompany balances	(45,567)

Consolidated assets	$1,246,383

Note 6—Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	(Second Quarter)		(Two Quarters)
	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001

		(in thousands)
Net income	$5,674	$4,023	$3,925	$9,013
Foreign currency translation adjustments	1,122	1,529	(56)	565

Comprehensive income	$6,796	$5,552	$3,869	$9,578

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

The following condensed consolidating financial statements set forth the Company’s balance sheets, statements of income, and statements of cash flows for the same time periods as the financial statements presented in Item 1 above. In the following schedules “Parent Company” refers to Roadway Corporation, “Guarantor Subsidiaries” refers to non-minor domestic subsidiaries, and “Non-guarantor subsidiaries” refers to foreign and minor domestic subsidiaries and “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries.

Condensed Consolidating Balance Sheets
June 15, 2002		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Cash and cash equivalents	$9	$67	$5	$—	$81
Accounts receivable, including retained interest in securitized receivables, net	—	179	15	—	194
Due from affiliates	35	361	—	(396)	—
Prepaid expenses and supplies	—	27	—	—	27
Deferred income taxes	—	17	—	—	17

Total current assets	44	651	20	(396)	319
Carrier operating property, at cost	—	1,587	27	—	1,614
Less allowance for depreciation	—	1,011	14	—	1,025

Net carrier operating property	—	576	13	—	589
Goodwill, net	—	253	15	—	268
Investment in subsidiaries	629	(2)	—	(627)	—
Deferred income taxes	—	34	—	—	34
Long-term assets	11	25	—	—	36

Total assets	$684	$1,537	$48	$(1,023)	$1,246

Accounts payable	$(1)	$168	$8	$—	$175
Due to affiliates	332	25	39	(396)	—
Salaries and wages	—	114	2	—	116
Current portion of long-term debt	—	19	—	—	19
Freight and casualty claims payable	—	56	1	—	57

Total current liabilities	331	382	50	(396)	367
Casualty claims and other	—	61	—	—	61
Deferred income taxes	—	34	—	—	34
Long-term debt	—	304	—	—	304
Accrued pension and retiree medical	—	127	—	—	127
Total shareholders’ equity	353	629	(2)	(627)	353

Total liabilities and shareholders’ equity	$684	$1,537	$48	$(1,023)	$1,246

Note 8—Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets
December 31, 2001		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Cash and cash equivalents	$35	$87	$1	$—	$123
Accounts receivable, including retained interest in securitized receivables, net	1	187	15	—	203
Due from affiliates	11	369	1	(381)	—
Prepaid expenses and supplies	—	16	—	—	16
Deferred income taxes	—	19	—	—	19

Total current assets	47	678	17	(381)	361
Carrier operating property, at cost	—	1,596	26	—	1,622
Less allowance for depreciation	—	1,001	13	—	1,014

Net carrier operating property	—	595	13	—	608
Goodwill, net	—	253	15	—	268
Investment in subsidiaries	662	(4)	—	(658)	—
Deferred income taxes	—	31	—	—	31
Long-term assets	10	25	—	—	35

Total assets	$719	$1,578	$45	$(1,039)	$1,303

Accounts payable	$15	$193	$9	$—	$217
Due to affiliates	344	1	36	(381)	—
Salaries and wages	—	119	3	—	122
Current portion of long-term debt	—	18	—	—	18
Freight and casualty claims payable	—	55	1	—	56

Total current liabilities	359	386	49	(381)	413
Casualty claims and other	—	66	—	—	66
Deferred income taxes	—	36	—	—	36
Long-term debt	—	307	—	—	307
Accrued pension and retiree medical	—	121	—	—	121
Total shareholders’ equity	360	662	(4)	(658)	360

Total liabilities and shareholders’ equity	$719	$1,578	$45	$(1,039)	$1,303

Note 8—Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Income
Twelve Weeks Ended June 15, 2002		Guarantor	Non-Guarantor
(Second Quarter)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Revenue	$—	$668	$30	$(1)	$697

Operating expenses:

Salaries, wages and benefits	1	430	9	—	440

Operating supplies and expenses	(1)	110	7	(1)	115

Purchased transportation	—	62	9	—	71

Operating taxes and licenses	—	18	—	—	18

Insurance and claims expenses	—	15	—	—	15

Provision for depreciation	—	21	1	—	22

Net loss on disposal of operating property	—	—	—	—	—

Results of affiliates	(4)	(2)	—	6	—

Total operating expenses	(4)	654	26	5	681

Operating income	4	14	4	(6)	16

Other (expenses), net	—	(6)	—	—	(6)

Income before income taxes	4	8	4	(6)	10

(Benefit) provision for income taxes	(2)	4	2	—	4

Net income	$6	$4	$2	$(6)	$6

Twelve Weeks Ended June 16, 2002		Guarantor	Non-Guarantor
(Second Quarter)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Revenue	$—	$615	$28	$—	$643

Operating expenses:

Salaries, wages and benefits	—	403	9	—	412

Operating supplies and expenses	—	109	7	—	116

Purchased transportation	—	54	10	—	64

Operating taxes and licenses	—	16	—	—	16

Insurance and claims expenses	—	12	—	—	12

Provision for depreciation	—	15	1	—	16

Net loss on disposal of operating property	—	1	—	—	1

Results of affiliates	—	—	—	—	—

Total operating expenses	—	610	27	—	637

Operating income	—	5	1	—	6

Other income, net	—	1	—	—	1

Income before income taxes	—	6	1	—	7

Provision for income taxes	—	2	1	—	3

Net income	$—	$4	$—	$—	$4

Note 8—Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Income
Twenty-four Weeks Ended June 15, 2002		Guarantor	Non-Guarantor
(Two Quarters)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(in millions)
Revenue	$—	$1,281	$54	$(1)	$1,334

Operating expenses:

Salaries, wages and benefits	3	831	17	—	851

Operating supplies and expenses	(3)	213	13	(1)	222

Purchased transportation	—	117	17	—	134

Operating taxes and licenses	—	34	1	—	35

Insurance and claims expenses	—	28	—	—	28

Provision for depreciation	—	42	2	—	44

Net loss on disposal of operating property	—	—	—	—	—

Results of affiliates	—	(2)	—	2	—

Total operating expenses	—	1,263	50	1	1,314

Operating income	—	18	4	(2)	20

Other (expenses), net	—	(13)	—	—	(13)

Income before income taxes	—	5	4	(2)	7

(Benefit) provision for income taxes	(4)	5	2	—	3

Net income	$4	$—	$2	$(2)	$4

Twenty-four Weeks Ended June 16, 2001		Guarantor	Non-Guarantor
(Two Quarters)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Revenue	$—	$1,240	$54	$(1)	$1,293

Operating expenses:

Salaries, wages and benefits	—	805	19	—	824

Operating supplies and expenses	—	216	14	—	230

Purchased transportation	—	110	19	(1)	128

Operating taxes and licenses	—	33	1	—	34

Insurance and claims expenses	—	25	—	—	25

Provision for depreciation	—	29	2	—	31

Net loss on disposal of operating property	—	1	—	—	1

Results of affiliates	—	3	—	(3)	—

Total operating expenses	—	1,222	55	(4)	1,273

Operating income (loss)	—	18	(1)	3	20

Other (expenses), net	—	(3)	(1)	—	(4)

Income (loss) before income taxes	—	15	(2)	3	16

Provision for income taxes	—	6	1	—	7

Net income (loss)	$—	$9	$(3)	$3	$9

Note 8—Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
Twenty-four Weeks Ended June 15, 2002		Guarantor	Non-Guarantor
(Two Quarters)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Net cash (used) provided by operating activities	$(62)	$46	$5	$—	$(11)

Cash flows from investing activities Purchases of carrier operating property, net	—	(24)	(1)	—	(25)

Business acquisitions	—	—	—	—	—

Net cash (used) in investing activities	—	(24)	(1)	—	(25)

Cash flows from financing activities Dividends received (paid)	40	(42)	—	—	(2)

Accounts receivable securitization	—	—	—	—	—

Treasury stock activity—net	(1)	—	—	—	(1)

Debt issuance costs	—	—	—	—	—

Long-term borrowings (repayment)	(3)	—	—	—	(3)

Net cash provided (used) in financing activities	36	(42)	—	—	(6)

Effect of exchange rate changes on cash	—	—			—

Net (decrease) increase in cash and cash equivalents	(26)	(20)	4	—	(42)

Cash and cash equivalents at beginning of year	35	87	1	—	123

Cash and cash equivalents at end of year	$9	$67	$5	$—	$81

Twenty-four Weeks Ended June 15, 2001		Guarantor	Non-Guarantor
(Two Quarters)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Net cash provided by operating activities	$—	$42	$3	$—	$45

Cash flows from investing activities Purchases of carrier operating property, net	—	(31)	(2)	—	(33)

Business acquisitions	—	—	—	—	—

Net cash (used) in investing activities	—	(31)	(2)	—	(33)

Cash flows from financing activities Dividends paid	—	(2)	—	—	(2)

Treasury stock activity—net	—	—	—	—	—

Net cash (used) in financing activities	—	(2)	—	—	(2)

Effect of exchange rate changes on cash	—	—	—	—	—

Net increase in cash and cash equivalents	—	9	1	—	10

Cash and cash equivalents at beginning of year	—	61	4	—	65

Cash and cash equivalents at end of year	$—	$70	$5	$—	$75

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Condensed Statements of Consolidated Income and Consolidated Cash Flows include the results of operations for New Penn Motor Express (New Penn) and Arnold Transportation Services (ATS) for all periods subsequent to their acquisition through the purchase of Arnold Industries (Arnold) on November 30, 2001. The Condensed Consolidated Balance Sheets at June 15, 2002 and December 31, 2001 also include New Penn and ATS.

Consolidated results of operations for the second quarter ended June 15, 2002 compared to the second quarter ended June 16, 2001

Consolidated revenue was $697 million in the current quarter, an 8.6% increase from second quarter 2001. Operating expenses grew by 7.0%, and the operating ratio improved by 1.4 points to 97.6, compared to last year’s 99.0. The Company’s consolidated operating income was $16.5 million, an increase of 168% from last year. Operating income at Roadway Express (Roadway) increased 50%, with the remainder attributable to the inclusion of the results of New Penn and ATS. The net other expense of $6.8 million is primarily composed of interest expense of $5.5 million arising from the financing associated with the Arnold acquisition. The Company had net income of $5.7 million or $0.30 per share (diluted), for the second quarter ended June 15, 2002, compared to income of $4.0 million, or $0.22 per share (diluted) in the same quarter last year.

The effective tax rate for the second quarter of 2002 was 41.5%, compared to the 42.5% rate in the first quarter of 2001. This tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

Consolidated results of operations for the two quarters ended June 15, 2002 compared to the two quarters ended June 16, 2001

Consolidated revenue was $1.3 billion in the current year-to-date period, a 3.2% increase from the same period last year. Operating expenses grew by 3.3%, and the operating ratio of 98.5 was up slightly compared to 98.4 in 2001. The Company’s consolidated operating income was $20.4 million, nearly unchanged from a year ago, although the current year results include New Penn and ATS. The net other expense of $13.6 million is primarily composed of interest expense of $10.9 million arising from the financing associated with the Arnold acquisition. The Company had net income of $3.9 million or $0.21 per share (diluted), for the year-to-date period, compared to net income of $9.0 million, or $0.48 per share (diluted) in the same year-to-date period of 2001. Second quarter results exceeded the year-to-date results because of the loss in the first quarter, brought on by the severe tonnage decline at our largest subsidiary, Roadway Express, during January of 2002, when daily tonnage levels were 18% below January 2001 levels. In addition, during the first quarter, interest and other non-operating expenses exceeded the combined operating incomes of Roadway Express, New Penn, and ATS.

The effective tax rate for the two quarters ended June 15, 2002 was 42.2%, compared to the 42.5% rate in the two quarters ended June 15, 2001. This tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

Liquidity and capital resources

At the end of the quarter, cash and marketable securities amounted to $81 million, a $42 million decrease from year-end 2001. Major components of the use of cash were an $18 million tax payment primarily arising from the sale of Arnold’s logistics operations (ARLO), $11 million for the purchase of Arnold shares presented for redemption, net capital expenditures of $25 million, and a $9 million purchase of Company stock to fund restricted stock plans.

The Company was debt free until the acquisition of Arnold in November 2001. The acquisition was financed with borrowings under a new credit facility, proceeds from an accounts receivable securitization, the issuance of $225 million in senior notes, and available cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The credit facility consists of a five-year, $150 million senior revolving credit facility with a $100 million sublimit for letters of credit, and a five-year $175 million senior term loan. As of June 15, 2002, there were no amounts outstanding under the revolving credit facility, but availability had been reduced by $74 million as a result of the issuance of letters of credit, primarily related to casualty claims. The term loan was initially drawn in full to partially fund the acquisition of Arnold. After-tax proceeds of $75 million from the sale of ARLO were used to pay down borrowings on this facility in the fourth quarter of 2001. As of June 15, 2002, $97.5 million was outstanding under the term loan facility, with quarterly installments ranging from $2.5 million in 2002 to $7.5 million in 2006. The term loan facility accrued interest at the rate of 3.89% as of June 15, 2002.

Under the accounts receivable securitization arrangement, Roadway can finance up to $200 million of its domestic accounts receivable. Under this arrangement, undivided interests in Roadway’s domestic accounts receivable are sold through a special purpose entity (SPE), a wholly owned consolidated subsidiary of Roadway, without recourse, to an unrelated third party financial conduit. At June 15, 2002, undivided interests in the accounts receivable pool aggregating $100 million were sold under this arrangement, leaving an additional $100 million available.

The arrangement provides that new Roadway accounts receivable are immediately sold to the SPE. Roadway, through its SPE, retains the risk of credit loss on the receivables. The conduit has collection rights to recover payments from the receivables in the designated pool and Roadway retains collection and administrative responsibilities for the undivided interests in the pool.

The Company also issued $225 million of 8 1/4% senior notes due December 1, 2008 in connection with the Arnold acquisition. Interest is due semi-annually June 1 and December 1.

The Company’s Canadian subsidiary also has a $10 million credit facility available for borrowing under a secured revolving line of credit and bankers’ acceptances. At June 15, 2002, there were no amounts outstanding on this facility.

At June 15, 2002, the Company had outstanding debt of $322.5 million, $18.7 million of which is classified as current on the June 15, 2002 balance sheet. Remaining borrowing capacity of $186 million was available under the arrangements described above at June 15, 2002.

The financing arrangements include covenants that require the Company to comply with certain financial ratios, including leverage and fixed-charge coverage ratios, and maintenance of a minimum level of tangible net worth. The Company was in compliance with all covenants as of June 15, 2002.

Management intends to promptly extinguish the outstanding debt as available cash flows permit, which will position the Company for other qualified acquisition opportunities.

Both Roadway and New Penn have planned to implement general rate increases of approximately 5.9% effective August 4, 2002.

Capital expenditures are financed primarily through internally generated funds. Future expenditures are expected to be financed in a similar manner, except for a planned replacement in 2002 of 15% of Roadway’s linehaul tractors through operating lease arrangements. In addition to these leases, capital expenditures of $95 million are planned for 2002. The capital expenditures are primarily designated for revenue equipment, facilities, and information systems. Management believes that cash flows from operations and current financing sources will be sufficient to support its working capital needs, projected capital expenditures, dividends to shareholders, and anticipated expenditures for other corporate purposes during 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under the terms of the Company’s current contract with the Teamsters, which extends through March 31, 2003, wage and benefit increases approximating 2% were effective April 1, 2002. The current contract also allows for an increase in the amount of the Company’s contribution to the union health and welfare plans effective August 1, 2002. At present, the amount of such increase has not been determined. The Company and the Teamsters have had ongoing discussions under auspices of the current contract. Both parties recognize the benefits in the marketplace of an early contractual agreement, and are making efforts to accomplish this task. The Company’s intent is to settle the new contract earlier than the previous contract, which was settled seven weeks prior to its expiration date.

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

The Company receives notices from the Environmental Protection Agency from time to time identifying it as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act for various Superfund sites. The Company believes that its obligation with regard to these sites is not significant.

Roadway Express, Inc.
Results of operations for the second quarter ended June 15, 2002 compared to the second quarter ended June 16, 2001

Roadway delivered 1.6 million tons of freight in the current quarter, down 8.1% compared to the prior year quarter. Less-than-truckload (LTL) tons were down 7.1% and truckload tons were down 12.4%. Tonnage declines were attributable to reduced business levels in the national economy. Net revenue per ton was $378.67, up 2.7% compared to the same quarter last year. The improvement in revenue per ton was due to the general rate increase during the third quarter of 2001, continuing adjustments in contract rates, and freight mix changes. The industry’s pricing environment continues to remain stable, which mitigates some of the impact of the reduced tonnage. A variable rate fuel surcharge averaged 1.9% of revenue in the current quarter compared to 3.0% of revenue in the prior-year quarter. Without the revenue reduction relating to the fuel surcharge, freight rates were up 3.8% compared to the second quarter of 2001. Total operating expenses were down $38.8 million, or 6.1%, reflecting the reduced tonnage level. The operating ratio improved to 98.5, compared to a 99.0 in the same quarter last year.

Salaries, wages, and benefits as a percentage of revenue increased to 64.7%, up from 64.2% in the second quarter of 2001. This increase is attributable to the Company-sponsored pension plan, reflecting the broad decline in the stock market resulting in the elimination of the over-funded status of the plan during 2001.

Operating supplies and expenses declined to 17% of revenue, down from 18% in the prior year quarter, primarily due to reduced fuel prices and reduced maintenance costs arising from fleet replacement in recent years. The reduction in purchased transportation expense reflects the decreased use of railroads in linehaul service, as rail miles declined to 23.8% of linehaul miles compared to 24.4% in the second quarter last year. The reduction of operating expenses in line with revenue reductions is the result of cost controls and Roadway’s efforts to make its cost structure more variable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations for the two quarters ended June 15, 2002 compared to the two quarters ended June 16, 2001

Roadway delivered 3.1 million tons of freight in the first two quarters of 2002, down 12.0% compared to the prior year. LTL tons were down 11.2% and truckload tons were down 15.8%. Tonnage declines were attributable to reduced business levels in the national economy. Daily tonnage levels in January 2002 were 18% below those in January 2001. Each month after January showed improvements in daily tonnage levels, and the improvements in 2002 were larger than in the comparable periods of 2001. The tonnage recovery could be characterized as slow but steady. Net revenue per ton was $377.99, up 2.0% compared to the prior year period. A variable rate fuel surcharge averaged 1.4% of revenue during the first two quarters of 2002, compared to 3.2% of revenue in the same period of 2001. Without the revenue reduction relating to the fuel surcharge, freight rates were up 3.8% compared to the first two quarters of 2001. The operating ratio deteriorated to 99.2, from 98.4 in the same period last year.

Salaries, wages, and benefits as a percentage of revenue increased to 65.4%, up from 63.8% in the first two quarters of 2001. This increase is attributable to administrative wages, driver wages and benefits, and pension benefit costs. Due to the business level reductions which started in the second half of 2000 when the economic downturn began, approximately 18% of Roadway’s hourly work force is currently on layoff, and the number of exempt positions has been reduced by 11%. Despite these significant reductions in staff, reduced business levels, particularly in the first quarter of 2002, resulted in the increase in salaries, wages, and benefits as a percentage of revenue. Roadway has not made radical changes to its infrastructure that would cut customer service capability or prevent it from taking advantage of an economic upturn.

All other operating expenses were flat or down as a percentage of revenue, except for depreciation expense, which was up less than 0.3% of revenue. The reduction of operating expenses in line with revenue reductions is the result of cost controls and Roadway’s efforts to make its cost structure more variable.

The following table is a comparison of operating statistics for the first two quarters of 2002 and 2001:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	(Second Quarter)		(Two Quarters)
	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001

LTL tons	1,312,943	1,412,585	2,518,808	2,835,008

Truckload tons	288,494	329,228	550,005	652,918

Total tons	1,601,437	1,741,813	3,068,813	3,487,926

LTL shipments	2,770,619	3,035,344	5,341,308	6,094,449

Truckload shipments	34,799	39,457	66,901	78,696

Total shipments	2,805,418	3,074,801	5,408,209	6,173,145

Revenue per LTL ton	$428.11	$419.34	$427.06	$420.25

Revenue per truckload ton	$153.63	$151.12	$153.25	$154.97

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Penn Motor Express

Revenue was $50 million for the second quarter and $95 million for the first two quarters of 2002. Daily tonnage levels were 13% lower than last year’s pre-acquisition business levels at the beginning of the first quarter due to the economic downturn. Following the February 2002 closing of a significant competitor in the northeast, New Penn’s daily business levels improved to approximate those of a year ago by the end of the second quarter. The operating ratio for New Penn for the second quarter was 88.8 and was 90.7 for the first two quarters of 2002.

The following table shows the operating statistics for the first two quarters of 2002:

	Twelve	Twenty-four
	Weeks Ended	Weeks Ended
	(Second Quarter)	(Two Quarters)
	June 15, 2002	June 15, 2002

LTL tons	193,891	371,155

Truckload tons	27,935	51,848

Total tons	221,826	423,003

LTL shipments	428,547	823,701

Truckload shipments	3,459	6,483

Total shipments	432,006	830,184

Revenue per LTL ton	$240.54	$241.13

Revenue per truckload ton	$105.81	$106.24

ATS

Revenue during the current quarter was $41 million, and was $79 million for the first two quarters of 2002. These revenue levels are slightly above the pre-acquisition levels of last year. Operating income was $1.7 million for the second quarter, and $1.8 million for the first two quarters. The operating ratio in the second quarter was 95.9, and was 97.7 in the first two quarters.

The following table shows the operating statistics for the first two quarters of 2002:

	Twelve	Twenty-four
	Weeks Ended	Weeks Ended
	(Second Quarter)	(Two Quarters)
	June 15, 2002	June 15, 2002

Revenue per tractor per week	$2,576	$2,569

Average number of tractors during the period	1,331	1,325

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

While most of the information provided herein is historical, some of the comments made are forward-looking statements intended to qualify for the safe harbor from liability under the Private Securities Litigation Reform Act of 1995. All statements that are not historical statements of fact are “forward-looking statements” for purposes of these provisions and are subject to numerous risks and uncertainties that could cause Roadway Corporation’s actual performance to differ from that expressed or implied in the forward-looking statements. The risks and uncertainties include variable factors such as capacity and rate levels in the motor freight industry, fuel prices, the state of the national economy, the success of the Corporation’s operating plans, and uncertainties concerning the impact recent terrorist activities may have on the economy and the motor freight industry. These forward-looking statements reflect management’s analysis of future events only as of the date of this report. Roadway Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosure contained herein, readers should carefully review risks and uncertainties contained in other documents Roadway Corporation files from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Roadway has interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates principally based on LIBOR. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix Roadway’s interest costs at rates varying from 5.62% to 6.59% on leases with a notional amount of $22 million, and prevent the Company’s earnings from being directly affected by changes in interest rates related to the trailer leases. The fair value of Roadway’s interest rate swaps at June 15, 2002 is a liability of approximately $433,000, net of income taxes, and has been determined using proprietary financial models developed by the lending institutions which are counterparties to the swap arrangements.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)  On June 23, 2002, the Company granted 2,000 shares of common stock, par value $0.01 per share, to each of its non-employee directors pursuant to the Roadway Corporation Non-Employee directors’ Equity and Deferred Compensation Plan as a component of each director’s annual retainer. These transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act for transactions not involving a public offering based on the fact that the shares were issued to accredited investors.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.

99.1	Condensed Consolidated Financial Statements of Roadway Express, Inc. and Subsidiaries for the quarters ended June 15, 2002 and June 16, 2001.

99.2	Condensed Consolidated Financial Statements of Roadway Next Day Corporation for the quarter ended June 15, 2002 (Successor Period) and the quarter ended June 30, 2001 (Predecessor Period)

(b)  List of the Current Reports on Form 8-K that were filed in the second quarter of 2002:

Filing Date of Form 8-K	Description

May 24, 2002	Press release announcing that the Company filed a shelf registration statement for the potential offering of up to $250 million of common stock and senior debt securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADWAY CORPORATION

Date: July 18, 2002	By:	/s/ J. Dawson Cunningham J. Dawson Cunningham, Executive Vice President and Chief Financial Officer

Date: July 18, 2002	By:	/s/ John G. Coleman John G. Coleman, Controller