Form 10-K/A
period 2001-12-31
ROADWAY CORP
filed 2002-08-13
CIK 1141496

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2001
                            -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________.

                        Commission file number 000-32821
                                               ---------

                               ROADWAY CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                             34-1956254
---------------------------------                         --------------------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

      1077 Gorge Boulevard, Akron, Ohio                         44310
------------------------------------------               ---------------------
  (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code  (330) 384-1717
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
       -------------------            -----------------------------------------
              None                                        n/a

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

The number of shares outstanding of the issuer's classes of common stock as of February 23, 2002 Common Stock, $.01 Par Value -- 19,396,640 shares

                            Explanation of Amendment
                            ------------------------

Roadway Corporation (the "Company") is filing this Form 10-K/A ("Form 10-K/A") as Amendment No. 1 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 that was filed with the Securities and Exchange Commission on March 28, 2002 ("Form 10-K"). Although only the disclosure with respect to sales of unregistered securities is modified, the complete text of
Item 5 is included in this Form 10-K/A pursuant to Rule 12b-15 of the Securities Exchange Act of 1934. Accordingly, Item 5 is hereby amended and restated in its entirety as follows:

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

         During 2001, the Company issued 5,075 shares of its common stock, par value $.01 per share ("Common Stock") to members of the Company's medical board as compensation for their services to the Company. This issuance was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act for transactions not involving a public offering.

         Also during 2001, the Company paid a portion of certain key employees' compensation under the Company's Equity Ownership Plan in the form of shares of Common Stock ("Restricted Stock Awards"). The Restricted Stock Awards were not required to be registered under the Securities Act because they were issued for services without additional consideration in a transaction not involving a sale for value within the meaning of Section 2(3) of that Act. A total of 70 participants under the Equity Ownership Plan received an aggregate of 263,000 shares of Common Stock on January 1, 2001. One participant received 800 shares of Common Stock on March 4, 2001 and two participants each received 1,000 shares of Common Stock on June 4, 2001.

         The Company also issued 120 shares of Common Stock during 2001 to three of its retired employees as a bonus for their many years of service with the Company. These shares of Common Stock were not required to be registered under the Securities Act because they were issued for prior services without additional consideration in a transaction not involving a sale for value within the meaning of Section 2(3) of that Act.

         In addition, the Company issued 100,022 shares of Common Stock to participants under the Company's Union Stock Plan during 2001. Participants under the Union Stock Plan received the shares of Common Stock as compensation for prior services.

         The Company also issued 171,134 shares of Common Stock to participants in the Company's Employee Stock Purchase Plan. Participants under the Employee Stock Purchase Plan purchased the shares of Common Stock from the Company in monthly installments at a price of 85% of the market value of the Common Stock on the last trading day of each month.

         The Company issued the shares under the Union Stock Plan and Employee Stock Purchase Plan in unregistered transactions without valid exemptions from the registration provisions of the Securities Act. The Company plans to register future issuances under the Union Stock Plan and Employee Stock Purchase Plan on Forms S-8 and intends to conduct a rescission offer which will entitle the purchasers of certain of these shares of Common Stock to a return of the consideration paid for their stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2002       By:  /s/ J. Dawson Cunningham
                           ------------------------
                           J. Dawson Cunningham
                           Executive Vice President and Chief Financial Officer