Form 10-Q/A
period 2002-03-23
ROADWAY CORP
filed 2002-08-13
CIK 1141496

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 23, 2002
                                  --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________.

                        Commission file number 000-32821
                                               ---------

                               ROADWAY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                 34-1956254
------------------------------------               -------------------
    (State or Other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)                Identification No.)

   1077 Gorge Boulevard, Akron, Ohio                      44310
------------------------------------------         --------------------
 (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code  (330) 384-1717
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

                            Explanation of Amendment
                            ------------------------

Roadway Corporation (the "Company") is filing this Form 10-Q/A ("Form 10-Q/A") as Amendment No. 1 to the Company's quarterly report on Form 10-Q for the quarter ended March 23, 2002 that was filed with the Securities and Exchange Commission on May 3, 2002 ("Form 10-Q") for the purpose of adding the following
Item 2 disclosure.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the first quarter of 2002, the Company issued 783 shares of its common stock, par value $.01 per share ("Common Stock"), to members of the Company's medical board as compensation for their service to the Company. This issuance was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act for transactions not involving a public offering.

         In addition, the Company issued 130 shares of Common Stock to participants under the Company's Union Stock Plan during the first quarter of 2002. Participants under the Union Stock Plan received the shares of Common Stock as compensation for prior services.

         The Company also issued 27,482 shares of Common Stock to participants in the Company's Employee Stock Purchase Plan. Participants under the Employee Stock Purchase Plan purchased the shares of Common Stock from the Company in monthly installments at a price of 85% of the market value of the Common Stock on the last trading day of each month.

         The Company issued the shares under the Union Stock Plan and Employee Stock Purchase Plan in unregistered transactions without valid exemptions from the registration provisions of the Securities Act. The Company plans to register future issuances under the Union Stock Plan and Employee Stock Purchase Plan on Forms S-8 and intends to conduct a rescission offer which will entitle the purchasers of these shares of Common Stock to a return of the consideration paid for their stock.

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