Form 10-Q/A
period 2002-06-15
ROADWAY CORP
filed 2002-08-13
CIK 1141496

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 15, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________.

                        Commission file number 000-32821

                               ROADWAY CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)
        ---------------------------------------------------------------

             Delaware                                   34-1956254
------------------------------------      --------------------------------------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)


    1077 Gorge Boulevard, Akron, Ohio                         44310
----------------------------------------            ----------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code  (330) 384-1717



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

                            EXPLANATION OF AMENDMENT

Roadway Corporation (the "Company") is filing this Form 10-Q/A ("Form 10-Q/A") as Amendment No. 1 to the Company's quarterly report on Form 10-Q for the quarter ended June 15, 2002 that was filed with the Securities and Exchange Commission on July 18, 2002. Item 2 is hereby amended and restated in its entirety as follows:

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On June 3, 2002, the Company granted 2,000 shares of common stock, par value $0.01 per share ("Common Stock"), to each of its non-employee directors pursuant to the Roadway Corporation Non-Employee Directors' Equity Ownership Plan as a component of each director's annual retainer. These transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to
Section 4(2) of such Act for transactions not involving a public offering.

         During the second quarter of 2002, the Company issued 776 shares of Common Stock to members of the Company's medical board as compensation for their services to the Company. This issuance was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) of such Act for transactions not involving a public offering.

         In addition, the Company issued 48 shares of Common Stock to participants under the Company's Union Stock Plan during the second quarter of 2002. Participants under the Union Stock Plan received the shares of Common Stock as compensation for prior services.

         The Company also issued 22,507 shares of Common Stock to participants in the Company's Employee Stock Purchase Plan. Participants under the Employee Stock Purchase Plan purchased the shares of Common Stock from the Company in monthly installments at a price of 85% of the market value of the Common Stock on the last trading day of each month.

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