Form 10-Q
period 2002-09-07
ROADWAY CORP
filed 2002-10-22
CIK 1141496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ ✓ ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period ended September 7, 2002.
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
Yes       ✓         No            .

The number of shares of common stock ($.01 par value) outstanding as of October 5, 2002 was 19,354,407.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Roadway Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 7, 2002	December 31, 2001

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$73,601	$122,873
Accounts receivable, including retained interest in securitized receivables, net	219,398	203,175
Other current assets	39,443	34,406

Total current assets	332,442	360,454

Carrier operating property, at cost	1,611,419	1,621,539
Less allowance for depreciation	1,021,738	1,013,614

Net carrier operating property	589,681	607,925

Goodwill, net	269,328	268,253
Other assets	74,513	66,217

Total assets	$1,265,964	$1,302,849

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$187,335	$216,765
Salaries and wages	113,682	122,175
Other current liabilities	75,938	74,153

Total current liabilities	376,955	413,093

Long-term liabilities:
Casualty claims and other	98,086	101,841
Accrued pension and retiree medical	130,365	121,020
Long-term debt	300,400	307,000

Total long-term liabilities	528,851	529,861

Shareholders’ equity:
Common Stock — $.01 par value
Authorized — 100,000,000 shares
Issued — 20,556,714 shares	206	206
Other shareholders’ equity	359,952	359,689

Total shareholders’ equity	360,158	359,895

Total liabilities and shareholders’ equity	$1,265,964	$1,302,849

The number of shares of common stock outstanding at September 7, 2002 and December 31, 2001 were 19,360,483 and 19,376,814, respectively.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries

Condensed Statements of Consolidated Income (Unaudited)

	Twelve Weeks Ended
	(Third Quarter)
	September 7, 2002	September 8, 2001

	(in thousands, except per share data)
Revenue	$721,309	$631,657
Operating expenses:
Salaries, wages and benefits	449,736	404,722
Operating supplies and expenses	116,484	107,199
Purchased transportation	76,288	63,866
Operating taxes and licenses	18,803	16,342
Insurance and claims expense	18,142	8,777
Provision for depreciation	21,876	16,678
Net loss (gain) on disposal of operating property	1,178	(88)

Total operating expenses	702,507	617,496

Operating income	18,802	14,161
Other (expense) income, net	(6,605)	314

Income before income taxes	12,197	14,475
Provision for income taxes	5,261	6,302

Net income	$6,936	$8,173

Earnings per share — basic	$0.38	$0.44
Earnings per share — diluted	$0.36	$0.43
Average shares outstanding — basic	18,478	18,455
Average shares outstanding — diluted	18,914	18,987
Dividends declared per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries

Condensed Statements of Consolidated Income (Unaudited)

	Thirty-six Weeks Ended
	(Three Quarters)
	September 7, 2002	September 8, 2001

	(in thousands, except per share data)
Revenue	$2,055,626	$1,924,251
Operating expenses:
Salaries, wages and benefits	1,300,359	1,229,033
Operating supplies and expenses	339,143	336,833
Purchased transportation	210,242	191,954
Operating taxes and licenses	53,519	49,829
Insurance and claims expense	46,059	34,044
Provision for depreciation	65,494	47,617
Net loss on disposal of operating property	1,653	534

Total operating expenses	2,016,469	1,889,844

Operating income	39,157	34,407
Other (expense), net	(20,169)	(4,257)

Income before income taxes	18,988	30,150
Provision for income taxes	8,127	12,964

Net income	$10,861	$17,186

Earnings per share — basic	$0.59	$0.93
Earnings per share — diluted	$0.57	$0.91
Average shares outstanding — basic	18,502	18,449
Average shares outstanding — diluted	18,982	18,938
Dividends declared per share	$0.15	$0.15

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries

Condensed Statements of Consolidated Cash Flows (Unaudited)

	Thirty-six Weeks Ended
	(Three Quarters)
	September 7, 2002	September 8, 2001

	(in thousands)
Cash flows from operating activities
Net income	$10,861	$17,186
Depreciation	65,494	47,617
Other operating adjustments	(43,982)	132

Net cash provided by operating activities	32,373	64,935

Cash flows from investing activities
Business acquisitions, net of cash acquired	(24,192)	—
Purchases of carrier operating property	(51,231)	(46,305)
Sales of carrier operating property	2,328	2,445

Net cash (used) by investing activities	(73,095)	(43,860)

Cash flows from financing activities
Dividends paid	(2,908)	(2,906)
Treasury stock activity, net	(442)	(709)
Long-term (repayments) borrowings	(5,000)	—

Net cash (used) by financing activities	(8,350)	(3,615)

Effect of exchange rate changes on cash	(200)	155

Net (decrease) increase in cash and cash equivalents	(49,272)	17,615
Cash and cash equivalents at beginning of period	122,873	64,939

Cash and cash equivalents at end of period	$73,601	$82,554

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ended September 7, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Roadway Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2-Accounting Period

Roadway Corporation (the registrant or Company) operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note 3-Business Acquisition

On November 30, 2001, the Company acquired Arnold Industries, Inc. (Arnold), subsequently named Roadway Next Day Corporation, for cash consideration of $559,821,000, including direct acquisition costs as of September 7, 2002. Included in the acquired assets of Arnold was $50,763,000 in cash, which was used to partially finance the acquisition. Also on November 30, 2001, concurrent with the acquisition of Arnold, the Company sold Arnold’s logistics business (ARLO) to members of the ARLO management team and Mr. Edward H. Arnold, the former Chairman, President and Chief Executive Officer of Arnold, for $81,798,000 in cash, net of $23,212,000 in tax. The net acquisition consideration of $427,260,000 was financed with borrowings under a new credit facility, proceeds from an accounts receivable securitization, the issuance of $225,000,000 in senior notes, and available cash.

The acquisition of Arnold was accounted for as a purchase business combination and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. The excess of the purchase price paid over the fair value of the net assets acquired, totaling approximately $254,512,000, has been recorded as goodwill. The purchase price allocation reflected in these financial statements for the acquisition is preliminary and may be adjusted as estimated fair values of assets acquired and liabilities assumed are finalized. Upon the finalization of the valuation process, a portion of the amount initially classified as goodwill in the financial statements may be reclassified to the tangible and identifiable intangible assets acquired, based on their estimated fair values at the date of the acquisition.

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

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. At that date, the carrying value of consolidated goodwill reflected in the balance sheet amounted to approximately $268.3 million. Had SFAS No. 142 not been in effect, amortization of goodwill would have reduced net income by approximately $5.3 million ($0.28 per share-diluted) and $0.6 million ($0.03 per share-diluted) for the three quarters ended September 7, 2002 and the year ended December 31, 2001, respectively.

The Company performed the transitional impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002. This assessment included completing a comparison of the carrying value of goodwill at the reporting unit level (as defined by SFAS No. 142) to the estimated fair values of the individual reporting units based on unleveraged, discounted cash flow valuation models developed by management. Based on the results of the valuation procedures performed by the Company, the carrying value of goodwill does not appear to be in excess of fair value at the January 1, 2002 measurement date. Accordingly, no goodwill impairment has been recognized in the Company’s consolidated results of operations for the twelve-week and thirty-six week periods ended September 7, 2002.

Note 4-Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Weeks Ended		Thirty-six Weeks Ended
	(Third Quarter)		(Three Quarters)

	Sept. 7, 2002	Sept. 8, 2001	Sept. 7, 2002	Sept. 8, 2001

	(in thousands, except per share data)
Net income	$6,936	$8,173	$10,861	$17,186

Weighted-average shares for basic earnings per share	18,478	18,455	18,502	18,449
Management incentive stock plans	436	532	480	489

Weighted-average shares for diluted earnings per share	18,914	18,987	18,982	18,938

Earnings per share – basic	$0.38	$0.44	$0.59	$0.93
Earnings per share – diluted	$0.36	$0.43	$0.57	$0.91

Note 5-Segment information

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

	Twelve weeks ended September 7, 2002
	(Third Quarter)
	Roadway Express	New Penn	ATS	Segment Total

	(in thousands)
Revenue	$631,158	$50,538	$39,613	$721,309
Operating expense:
Salaries, wages & benefits	402,918	33,171	11,719	447,808
Operating supplies	104,540	5,929	8,308	118,777
Purchased transportation	63,318	532	12,439	76,289
Operating license and tax	16,512	1,420	836	18,768
Insurance and claims	15,488	784	1,659	17,931
Depreciation	15,507	2,452	3,797	21,756
Net loss (gain) on sale of operating property	1,129	(54)	103	1,178

Total operating expense	619,412	44,234	38,861	702,507

Operating income	$11,746	$6,304	$752	$18,802

Operating ratio	98.1%	87.5%	98.1%	97.4%

Note 5-Segment information (continued)

Reconciliation of segment operating income to consolidated income before taxes:

(in thousands)
Segment operating income	$18,802
Unallocated corporate income	—
Interest (expense)	(5,474)
Other (expense), net	(1,131)

Consolidated net income before taxes	$12,197

	Thirty-six weeks ended September 7, 2002
	(Three Quarters)
	Roadway Express	New Penn	ATS	Segment Total

	(in thousands)
Revenue	$1,791,125	$145,541	$118,960	$2,055,626
Operating expense:
Salaries, wages & benefits	1,161,888	96,602	35,905	1,294,395
Operating supplies	303,527	17,980	24,654	346,161
Purchased transportation	171,761	1,373	37,109	210,243
Operating license and tax	46,743	4,162	2,507	53,412
Insurance and claims	37,840	2,625	5,016	45,481
Depreciation	46,192	7,757	11,175	65,124
Net loss (gain) on sale of operating property	1,778	(125)	—	1,653

Total operating expense	1,769,729	130,374	116,366	2,016,469

Operating income	$21,396	$15,167	$2,594	$39,157

Operating ratio	98.8%	89.6%	97.8%	98.1%

Total assets	$725,538	$366,733	$153,312	$1,245,583

Reconciliation of segment operating income to consolidated income before taxes:

(in thousands)
Segment operating income	$39,157
Unallocated corporate income	—
Interest (expense)	(16,414)
Other (expense), net	(3,755)

Consolidated net income before taxes	$18,988

Note 5-Segment information (continued)

Reconciliation of total segment assets to total consolidated assets at September 7, 2002:

(in thousands)
Total segment assets	$1,245,583
Unallocated corporate assets	36,104
Elimination of intercompany balances	(15,723)

Consolidated assets	$1,265,964

Note 6-Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments as shown below:

	Twelve Weeks Ended		Thirty-six Weeks Ended
	(Third Quarter)		(Three Quarters)

	Sept. 7, 2002	Sept. 8, 2001	Sept. 7, 2002	Sept. 8, 2001

	(in thousands)
Net income	$6,936	$8,173	$10,861	$17,186
Foreign currency translation adjustments	(470)	(471)	(526)	93

Comprehensive income	$6,466	$7,702	$10,335	$17,279

Note 7-Contingent Matter

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

Under a tax sharing agreement entered into by the Company and its former parent at the time of the spin-off, the Company is obligated to reimburse the former parent for any additional taxes and interest which relate to the Company’s business prior to the spin-off. The amount and timing of such payments is dependent on the ultimate resolution of the former parent’s disputes with the IRS and the determination of the nature and extent of the obligations under the tax sharing agreement. We estimate the possible range of the payments that may be due to the former parent to be approximately $7 million to $23 million in additional taxes plus $4 million to $13 million in related interest, net of tax benefit. The Company has established certain reserves with respect to these proposed adjustments. There can be no assurance, however, that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company’s results of operations and financial position.

Note 8-Guarantor and Non-Guarantor Subsidiaries

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

Condensed Consolidating Balance Sheets
September 7, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Cash and cash equivalents	$4	$64	$6	$—	$74
Accounts receivable, including retained interest in securitized receivables, net	—	203	16	—	219
Due from affiliates	14	356	—	(370)	—
Prepaid expenses and supplies	—	21	—	—	21
Deferred income taxes	—	18	—	—	18

Total current assets	18	662	22	(370)	332
Carrier operating property, at cost	—	1,583	28	—	1,611
Less allowance for depreciation	—	1,006	15	—	1,021

Net carrier operating property	—	577	13	—	590
Goodwill, net	—	255	15	—	270
Investment in subsidiaries	658	(1)	—	(657)	—
Deferred income taxes	3	36	—	—	39
Long-term assets	10	25	—	—	35

Total assets	$689	$1,554	$50	$(1,027)	$1,266

Accounts payable	$(2)	$180	$9	$—	$187
Due to affiliates	326	5	39	(370)	—
Salaries and wages	—	112	2	—	114
Current portion of long-term debt	—	20	—	—	20
Freight and casualty claims payable	—	55	1	—	56

Total current liabilities	324	372	51	(370)	377
Casualty claims and other	5	94	—	—	99
Long-term debt	—	300	—	—	300
Accrued pension and retiree medical	—	130	—	—	130
Total shareholders’ equity	360	658	(1)	(657)	360

Total liabilities and shareholders’ equity	$689	$1,554	$50	$(1,027)	$1,266

Note 8-Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets
December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Cash and cash equivalents	$35	$87	$1	$—	$123
Accounts receivable, including retained interest in securitized receivables, net	1	187	15	—	203
Due from affiliates	11	369	1	(381)	—
Prepaid expenses and supplies	—	16	—	—	16
Deferred income taxes	—	19	—	—	19

Total current assets	47	678	17	(381)	361
Carrier operating property, at cost	—	1,596	26	—	1,622
Less allowance for depreciation	—	1,001	13	—	1,014

Net carrier operating property	—	595	13	—	608
Goodwill, net	—	253	15	—	268
Investment in subsidiaries	662	(4)	—	(658)	—
Deferred income taxes	—	31	—	—	31
Long-term assets	10	25	—	—	35

Total assets	$719	$1,578	$45	$(1,039)	$1,303

Accounts payable	$15	$193	$9	$—	$217
Due to affiliates	344	1	36	(381)	—
Salaries and wages	—	119	3	—	122
Current portion of long-term debt	—	18	—	—	18
Freight and casualty claims payable	—	55	1	—	56

Total current liabilities	359	386	49	(381)	413
Casualty claims and other	—	102	—	—	102
Long-term debt	—	307	—	—	307
Accrued pension and retiree medical	—	121	—	—	121
Total shareholders’ equity	360	662	(4)	(658)	360

Total liabilities and shareholders’ equity	$719	$1,578	$45	$(1,039)	$1,303

Note 8-Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Income
Twelve Weeks Ended September 7, 2002

		Guarantor	Non-Guarantor
(Third Quarter)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenue	$—	$694	$28	$—	$722
Operating expenses:
Salaries, wages and benefits	1	440	9	—	450
Operating supplies and expenses	(1)	112	6	—	117
Purchased transportation	—	66	10	—	76
Operating taxes and licenses	—	18	—	—	18
Insurance and claims expenses	—	17	1	—	18
Provision for depreciation	—	21	1	—	22
Net loss on disposal of operating property	—	2	—	—	2
Results of affiliates	(12)	(1)	—	13	—

Total operating expenses	(12)	675	27	13	703

Operating income	12	19	1	(13)	19
Other (expense) income, net	(1)	(7)	1	—	(7)

Income before income taxes	11	12	2	(13)	12
Provision for income taxes	4	—	1	—	5

Net income	$7	$12	$1	$(13)	$7

Twelve Weeks Ended September 8, 2001

		Guarantor	Non-Guarantor
(Third Quarter)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenue	$—	$604	$27	$—	$631
Operating expenses:
Salaries, wages and benefits	1	395	9	—	405
Operating supplies and expenses	—	101	7	(1)	107
Purchased transportation	—	54	9	1	64
Operating taxes and licenses	—	16	—	—	16
Insurance and claims expenses	—	8	1	—	9
Provision for depreciation	—	16	—	—	16
Net loss on disposal of operating property	—	—	—	—	—
Results of affiliates	(9)	(1)	—	10	—

Total operating expenses	(8)	589	26	10	617

Operating income	8	15	1	(10)	14
Other income (expense), net	—	1	(1)	—	—

Income before income taxes	8	16	—	(10)	14
Provision (benefit) for income taxes	—	7	(1)	—	6

Net income	$8	$9	$1	$(10)	$8

Note 8-Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Income
Thirty-six Weeks Ended September 7, 2002

		Guarantor	Non-Guarantor
(Three Quarters)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenue	$—	$1,975	$82	$(1)	$2,056
Operating expenses:
Salaries, wages and benefits	4	1,271	26	—	1,301
Operating supplies and expenses	(4)	325	19	(1)	339
Purchased transportation	—	183	27	—	210
Operating taxes and licenses	—	52	1	—	53
Insurance and claims expenses	—	45	1	—	46
Provision for depreciation	—	63	3	—	66
Net loss on disposal of operating property	—	2	—	—	2
Results of affiliates	(12)	(3)	—	15	—

Total operating expenses	(12)	1,938	77	14	2,017

Operating income	12	37	5	(15)	39
Other (expense) income, net	(1)	(20)	1	—	(20)

Income before income taxes	11	17	6	(15)	19
Provision for income taxes	—	5	3	—	8

Net income	$11	$12	$3	$(15)	$11

Thirty-six Weeks Ended September 8, 2001

		Guarantor	Non-Guarantor
(Three Quarters)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenue	$—	$1,844	$81	$(1)	$1,924
Operating expenses:
Salaries, wages and benefits	1	1,200	28	—	1,229
Operating supplies and expenses	—	317	21	(1)	337
Purchased transportation	—	164	28	—	192
Operating taxes and licenses	—	49	1	—	50
Insurance and claims expenses	—	33	1	—	34
Provision for depreciation	—	45	2	—	47
Net loss on disposal of operating property	—	1	—	—	1
Results of affiliates	(18)	2	—	16	—

Total operating expenses	(17)	1,811	81	15	1,890

Operating income	17	33	—	(16)	34
Other (expenses), net	—	(2)	(2)	—	(4)

Income (loss) before income taxes	17	31	(2)	(16)	30
Provision for income taxes	—	13	—	—	13

Net income (loss)	$17	$18	$(2)	$(16)	$17

Note 8-Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows
Thirty-six Weeks Ended September 7, 2002

		Guarantor	Non-Guarantor
(Three Quarters)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash (used) provided by operating activities	$(46)	$70	$8	$—	$32
Cash flows from investing activities
Purchases of carrier operating property, net	—	(48)	(3)	—	(51)
Sales of carrier operating property	—	2	—	—	2
Business acquisitions, net of cash	(24)	—	—	—	(24)

Net cash (used) in investing activities	(24)	(46)	(3)	—	(73)
Cash flows from financing activities
Dividends received (paid)	44	(47)	—	—	(3)
Accounts receivable securitization	—	—	—	—	—
Treasury stock activity—net	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Long-term borrowings (repayment)	(5)	—	—	—	(5)

Net cash provided (used) in financing activities	39	(47)	—	—	(8)
Effect of exchange rate changes on cash	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	(31)	(23)	5	—	(49)
Cash and cash equivalents at beginning of year	35	87	1	—	123

Cash and cash equivalents at end of year	$4	$64	$6	$—	$74

Thirty-six Weeks Ended September 8, 2001

		Guarantor	Non-Guarantor
(Three Quarters)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net cash provided by operating activities	$—	$62	$3	$—	$65
Cash flows from investing activities
Purchases of carrier operating property, net	—	(44)	(2)	—	(46)
Sales of carrier operating property	—	2	1	—	3
Business acquisitions	—	—	—	—	—

Net cash (used) in investing activities	—	(42)	(1)	—	(43)
Cash flows from financing activities
Dividends paid	—	(3)	—	—	(3)
Treasury stock activity—net	—	(1)	—	—	(1)

Net cash (used) in financing activities	—	(4)	—	—	(4)
Effect of exchange rate changes on cash	—	—	—	—	—

Net increase in cash and cash equivalents	—	16	2	—	18
Cash and cash equivalents at beginning of year	—	61	4	—	65

Cash and cash equivalents at end of year	$—	$77	$6	$—	$83

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Condensed Statements of Consolidated Income and Consolidated Cash Flows include the results of operations for New Penn Motor Express (New Penn) and Arnold Transportation Services (ATS) for all periods subsequent to their acquisition through the purchase of Arnold Industries (Arnold) on November 30, 2001. The Condensed Consolidated Balance Sheets at September 7, 2002 and December 31, 2001 also include New Penn and ATS.

Consolidated results of operations for the third quarter ended September 7, 2002 compared to the third quarter ended September 8, 2001

Consolidated revenue was $721 million in the current quarter, a 14.2% increase from third quarter 2001, solely due to the inclusion of the results of New Penn and ATS. Operating expenses grew by 13.8%, and the operating ratio (operating expenses divided by revenue) improved by 0.4 points to 97.4, compared to last year’s 97.8. The Company’s consolidated operating income was $18.8 million, an increase of 32.8% from last year. The increase in operating income is solely attributable to the inclusion of the results of New Penn and ATS. Operating income at Roadway Express (Roadway) decreased 20.8% compared to the third quarter of 2001. The net other expense of $6.6 million is primarily composed of interest expense of $5.5 million arising from the financing associated with the Arnold acquisition. The Company had net income of $6.9 million or $0.36 per share (diluted), for the second quarter ended September 7, 2002, compared to net income of $8.2 million, or $0.43 per share (diluted) in the same quarter last year.

The effective tax rate for the third quarter of 2002 was 43.1%, compared to the 43.5% rate in the third quarter of 2001. This tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

Consolidated results of operations for the three quarters ended September 7, 2002 compared to the three quarters ended September 8, 2001

Consolidated revenue was $2.1 billion in the current year-to-date period, a 6.8% increase from the same period last year, due to the inclusion of the results of New Penn and ATS, offset by reduced business levels at Roadway Express. Operating expenses grew by 6.7%, and the operating ratio of 98.1 was down slightly compared to 98.2 in 2001. The Company’s consolidated operating income was $39.2 million, an increase of 13.8% over last year. The increase in operating income is solely attributable to the inclusion of the results of New Penn and ATS. Operating income at Roadway decreased 39.0% compared to the same period last year. The net other expense of $20.2 million is primarily composed of interest expense of $16.4 million arising from the financing associated with the Arnold acquisition. The Company had net income of $10.9 million or $0.57 per share (diluted), for the year-to-date period, compared to net income of $17.2 million, or $0.91 per share (diluted) in the comparable period of 2001.

The effective tax rate for the three quarters ended September 7, 2002 was 42.8%, compared to the 43.0% rate in the three quarters ended September 8, 2001. This tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

Roadway Express, Inc.

The chapter 11 bankruptcy protection filing and the abrupt cessation of operations on September 2, 2002 by Consolidated Freightways, one of Roadway’s major competitors, had virtually no impact on Roadway’s revenue in the third quarter. Roadway recognizes revenue upon delivery of freight, and most shipments are delivered three to five days after pickup. Despite the economic downturn experienced by Roadway since the third quarter of 2000, Roadway had not made radical changes to its infrastructure that would impair customer service capability or prevent it from taking advantage of an economic upturn. Going forward, the additional freight available to the remaining LTL carriers is expected to significantly improve Roadway’s operations. The removal of the excess capacity from the marketplace will strengthen Roadway’s position, and should improve industry rate levels. Roadway has absorbed this freight in our system, which we expect will allow us to take advantage of our existing infrastructure and improve profitability beginning in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations for the third quarter ended September 7, 2002 compared to the third quarter ended September 8, 2001

Roadway delivered 1.7 million tons of freight in the current quarter, down 1.7% compared to the prior year quarter. Less-than-truckload (LTL) tons were down 2.7% while truckload tons were up 2.6%. Tonnage declines were attributable to reduced business levels in the national economy. Net revenue per ton was $380.37, up 1.7% compared to the same quarter last year, with LTL up 2.4% and truckload up 0.2%. Base revenue levels were impacted by freight mix changes, the general rate increase on August 20, 2001, a general rate increase of approximately 5.9% on August 4, 2002, and continuing adjustments in contract rates. The industry’s pricing environment continues to remain stable, which mitigates some of the impact of the reduced tonnage. A variable rate fuel surcharge averaged 1.9% of revenue in the current quarter compared to 2.6% of revenue in the prior-year quarter. Without the revenue reduction relating to the fuel surcharge, freight rates were up 2.4% compared to the third quarter of 2001. Total operating expenses increased by $2.6 million, or 0.4%, while the Company’s revenue was flat, leading to a deterioration in the operating ratio to 98.1, compared to a 97.7 in the same quarter last year.

Salaries, wages, and benefits as a percentage of revenue decreased to 63.8%, down from 64.0% in the third quarter of 2001. This decrease is primarily attributable to reduced variable pay associated with the Company’s performance. Operating supplies and expenses declined to 16.6% of revenue, down from 17.0% in the prior year quarter, primarily due to reduced fuel prices and reduced maintenance costs arising from fleet replacement in recent years. The increase in insurance and claims expense is due to higher accruals relating to the severity of some accidents during the third quarter of 2002. This increase is magnified compared to the third quarter of 2001 when Roadway experienced favorable adjustments to loss accruals. The net effect was a 1.1% increase in total operating expenses as a percent of revenue. The reduction of other operating expenses in line with revenue reductions is the result of cost controls and Roadway’s efforts to make its cost structure more variable.

Results of operations for the three quarters ended September 7, 2002 compared to the three quarters ended September 8, 2001

Roadway delivered 4.7 million tons of freight in the first three quarters of 2002, down 8.7% compared to the prior year. LTL tons were down 8.4% and truckload tons were down 9.9%. Tonnage declines were attributable to reduced business levels in the national economy. Daily tonnage levels in January 2002 were 18% below those in January 2001. Each month after January showed progressive improvements in daily tonnage levels. The tonnage recovery could be characterized as slow but steady. The economic recovery slowed during the third quarter and this negatively affected business levels, particularly in LTL tonnage. Net revenue per ton was $378.82, up 1.9% compared to the prior year period. The variable rate fuel surcharge averaged 1.6% of revenue during the first three quarters of 2002, compared to 3.0% of revenue in the same period of 2001. Without the revenue reduction relating to the reduced fuel surcharge, freight rates were up 3.3% compared to the first three quarters of 2001. The operating ratio deteriorated to 98.8, from 98.2 in the same period last year.

Salaries, wages, and benefits as a percentage of revenue increased to 64.9%, up from 63.9% in the first three quarters of 2001. This increase is attributable to driver wages and benefits, and pension benefit costs, which were partially offset by a reduction of variable pay associated with the Company’s performance. Due to the business level reductions which started in the second half of 2000 when the economic downturn began, Roadway’s hourly workforce was reduced by 16%, and the number of exempt positions was reduced by 12% during the quarter. Despite these significant reductions in staff, reduced business levels, particularly in the first quarter of 2002, resulted in the increase in salaries, wages, and benefits as a percentage of revenue.

All other operating expenses were nearly flat or down as a percentage of revenue, except for insurance and claims expense, which was up 0.3% of revenue, as a result of the property damage and public liability claims experience mentioned in the third quarter discussions above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table is a comparison of operating statistics for the third quarter and thirty-six weeks ended for 2002 and 2001:

	Twelve Weeks Ended		Thirty-six Weeks Ended
	(Third Quarter)		(Three Quarters)

	Sept. 7, 2002	Sept. 8, 2001	Sept. 7, 2002	Sept. 8, 2001

LTL tons	1,347,193	1,384,338	3,866,001	4,219,346
Truckload tons	312,130	304,191	862,135	957,109

Total tons	1,659,323	1,688,529	4,728,136	5,176,455

LTL shipments	2,810,263	2,953,019	8,151,571	9,047,468
Truckload shipments	37,585	36,865	104,486	115,561

Total shipments	2,847,848	2,989,884	8,256,057	9,163,029

Revenue per LTL ton	$432.20	$421.94	$428.85	$420.81
Revenue per truckload ton	$156.68	$156.30	$154.49	$155.39
Total revenue per ton	$380.37	$374.09	$378.82	$371.73

New Penn Motor Express

Revenue was $50.5 million for the third quarter and $145.5 million for the first three quarters of 2002. Daily tonnage levels were 13% lower than last year’s pre-acquisition business levels in January due to the economic downturn. Following the February 2002 closing of a significant competitor in the northeast, New Penn’s daily business levels improved. Third quarter business levels showed slight improvements over 2001, with stable rate levels. New Penn implemented a general rate increase of approximately 5.9% effective August 4, 2002. The operating ratio for New Penn was 87.5 and 89.6 for the third quarter and thirty-six weeks ended September 7, 2002, respectively.

The following table shows the operating statistics for the third quarter and thirty-six weeks ended 2002:

	Twelve	Thirty-six
	Weeks Ended	Weeks Ended
	(Third Quarter)	(Three Quarters)
	Sept. 7, 2002	Sept. 7, 2002

LTL tons	195,791	566,946
Truckload tons	29,651	81,499

Total tons	225,442	648,445

LTL shipments	432,803	1,256,504
Truckload shipments	3,653	10,136

Total shipments	436,456	1,266,640

Revenue per LTL ton	$242.01	$241.43
Revenue per truckload ton	$106.36	$106.28
Total revenue per ton	$224.17	$224.45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ATS

Revenue during the current quarter was $39.6 million, and was $119.0 million for the first three quarters of 2002. Revenue levels were virtually flat with the pre-acquisition levels of last year. Operating income was $0.8 million for the third quarter, and $2.5 million for the three quarters ended September 7, 2002. The operating ratio was 98.1 and 97.8 for the third quarter and thirty-six weeks ended September 7, 2002, respectively.

The following table shows the operating statistics for the third quarter and thirty-six weeks ended 2002:

	Twelve	Thirty-six
	Weeks Ended	Weeks Ended
	(Third Quarter)	(Three Quarters)
	Sept. 7, 2002	Sept. 7, 2002

Revenue per tractor per week	$2,636	$2,540
Average number of tractors during the period	1,252	1,301

Liquidity and capital resources

At the end of the quarter, cash and marketable securities amounted to $74 million, a $49 million decrease from year-end 2001. During the 36 weeks ended September 7, 2002, cash provided by operating activities was $32.4 million, as compared to $64.9 million in 2001. The decrease in cash provided by operating activities was due to lower net income and other operating adjustments, including a $16 million increase in accounts receivable, reflecting revenue growth since year-end 2001, $12 million for the purchase of Arnold shares presented for redemption, and a $9 million purchase of Company stock to fund stock plans. The $24 million use of cash for investing activities was primarily for payment of income taxes related to the sale of ARLO.

Capital expenditures were $51.2 million and $46.3 million for the 36 weeks ended September 7, 2002 and September 8, 2001, respectively. Capital expenditures are financed primarily through internally generated funds. Future expenditures are expected to be financed in a similar manner, except for planned replacement of Roadway’s linehaul tractors through operating lease arrangements. Gross capital expenditures of $85 million are expected for 2002 with $105 million to $115 million planned for 2003. The capital expenditures are primarily designated for revenue equipment, facilities, and information systems.

The Company was debt free until the acquisition of Arnold in November 2001. The acquisition was financed with borrowings under a new credit facility, proceeds from an accounts receivable securitization, the issuance of $225 million in senior notes, and available cash.

The credit facility consists of a five-year, $215 million senior revolving credit facility with a $165 million sublimit for letters of credit, and a five-year $175 million senior term loan. On August 6, 2002, the Company completed Amendment 1 to the credit agreement which increased the size of the revolving credit facility from $150 million to $215 million and increased the sublimit for letters of credit from $100 million to $165 million. This amendment was effected to allow for adequate letters of credit availability to meet insurance requirements. As of September 7, 2002, there were no amounts outstanding under the revolving credit facility, but availability had been reduced by $102 million as a result of the issuance of letters of credit, primarily related to casualty claims. The term loan balance was reduced by $75 million in the fourth quarter of 2001, using the after-tax proceeds from the sale of ARLO. As of September 7, 2002, $95 million was outstanding under the term loan facility, with quarterly installments ranging from $2.5 million in 2002 to $7.5 million in 2006. The term loan accrued interest at the rate of 3.89% as of September 7, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company also issued $225 million of 8¼% senior notes due December 1, 2008 in connection with the Arnold acquisition. Interest is due semi-annually on June 1 and December 1.

The Company’s Canadian subsidiary also has a $10 million credit facility available for borrowing under a secured revolving line of credit and bankers’ acceptances. At September 7, 2002, there were no amounts outstanding on this facility.

At September 7, 2002, the Company had outstanding debt of $320 million, $19.6 million of which is classified as current on the September 7, 2002 balance sheet. Remaining borrowing capacity of $123 million was available under the arrangements described above at September 7, 2002.

The financing arrangements include covenants that require the Company to comply with certain financial ratios, including leverage and fixed-charge coverage ratios, and maintenance of a minimum level of tangible net worth. The Company was in compliance with all covenants as of September 7, 2002.

Under the accounts receivable securitization arrangement, Roadway can finance up to $200 million of its domestic accounts receivable. Under this arrangement, undivided interests in Roadway’s domestic accounts receivable are sold through a special purpose entity (SPE), a wholly owned subsidiary of Roadway, without recourse, to an unrelated third party financial conduit. At September 7, 2002, undivided interests in the accounts receivable pool aggregating $100 million were sold under this arrangement, leaving an additional $100 million available.

The arrangement provides that new Roadway accounts receivable are immediately sold to the SPE. Roadway, through its SPE, retains the risk of credit loss on the receivables. The conduit has collection rights to recover payments from the receivables in the designated pool and Roadway retains collection and administrative responsibilities for the undivided interests in the pool.

Management intends to extinguish the outstanding debt as available cash flows permit, which will position the Company for other qualified acquisition opportunities.

Management believes that cash flows from operations and current financing sources will be sufficient to support its working capital needs, projected capital expenditures, dividends to shareholders, and anticipated expenditures for other corporate purposes.

Other matters

Under the terms of the Company’s current contract with the Teamsters, which extends through March 31, 2003, wage and benefit increases approximating 2.0% were effective April 1, 2002 with another increase of approximately 2.1% effective August 1, 2002, designated for benefits. The Company and the Teamsters have had ongoing discussions under auspices of the current contract. Both parties recognize the benefits in the marketplace of an early contractual agreement, and are making efforts to accomplish this task. The Company’s intent is to settle the new contract earlier than the previous contract, which was settled seven weeks prior to its expiration date.

Reserves for casualty claims represent management’s estimates of claims for property damage and public liability and workers’ compensation. The Company manages casualty claims with assistance of a third party administrator (TPA) along with oversight by a major risk management provider. The Company is self-insured for these claims with retention generally limited to $3 million. The Company and its TPAs closely monitor the liability balances by using actual adjuster evaluations of each claim and a statistical benchmarking database for analysis of reserve accuracy.

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

While most of the information provided herein is historical, some of the comments made are forward looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook for expectations for revenue, earnings or other future financial or business performance, strategies, expectations and goals. All statements that are not historical statements of fact are “forward-looking statements” and are subject to numerous risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements include all comments relating to our beliefs and expectations as to future events and trends affecting our business, results of operations and financial condition. We intend for the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “continues,” “projects,” and similar expressions to identify forward-looking statements. The risks and uncertainties include, among others, variable factors such as capacity and rate levels in the motor freight industry; fuel prices; the impact of competition; the state of the national economy; the success of our operating plans, including our ability to manage growth and control costs; labor relations matters, including the timely settlement of our upcoming National Master Freight Agreement negotiations; and, uncertainties concerning the impact terrorist activities may have on the economy and the motor freight industry. We have based these forward-looking statements on management’s analysis about future events only as of the date of this press release. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this press release. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our subsidiaries. In addition to the disclosure contained in this document, you should carefully review the risks and uncertainties contained in other documents Roadway Corporation files from time to time with the Securities and Exchange Commission. Those documents are accessible on the SEC’s website at www.sec.gov and through our website at www.roadwaycorp.com.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Roadway has interest rate swap agreements with major commercial banks to fix the interest rate of its trailer leases from previous variable interest rates principally based on LIBOR. The value of the leases upon which the payments are based was not changed. The agreements, which expire from 2002 to 2004, fix Roadway’s interest costs at rates varying from 5.62% to 6.59% on leases with a notional amount of $16 million, and prevent the Company’s earnings from being directly affected by changes in interest rates related to the trailer leases. The fair value of Roadway’s interest rate swaps at September 7, 2002 is a liability of approximately $393,000, net of income taxes, and has been determined using proprietary financial models developed by the lending institutions which are counterparties to the swap arrangements.

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

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II — OTHER INFORMATION

Item 2. Changes in securities and use of proceeds

The Company maintains a Union Stock Plan. Participation in the Union Stock Plan is involuntary, and the plan is noncontributory. Shares of Common Stock are awarded to participants in the Union Stock Plan as a bonus based on operating margin, accident and injury record, and attendance. During the first, second, and third quarters of 2002, the Company issued a total of 181 shares of Common Stock to participants in connection with adjustments under the plan. The Company has concluded that the award of a Common Stock bonus under the Union Stock Plan does not involve a “sale” of a security and thus is not subject to registration under the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.

99.1	Condensed Consolidated Financial Statements of Roadway Express, Inc. and Subsidiaries for the quarters and thirty-six weeks ended September 7, 2002 and September 8, 2001.
99.2	Condensed Consolidated Financial Statements of Roadway Next Day Corporation for the quarter and thirty-six weeks ended September 7, 2002 (Successor Period), and the three months and nine months ended September 30, 2001 (Predecessor Period)

(b)  List of the Current Reports on Form 8-K that were filed in the third quarter of 2002:

Filing Date of Form 8-K	Description

August 13, 2002	Officer certification of financial statements and related information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADWAY CORPORATION

Date: October 21, 2002	By: /s/ J. Dawson Cunningham
J. Dawson Cunningham, Executive Vice President and Chief Financial Officer

Date: October 21, 2002	By: /s/ John G. Coleman John G. Coleman, Controller

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael W. Wickham, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Roadway Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002	/s/ Michael W. Wickham Michael W. Wickham Chairman and Chief Executive Officer

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Dawson Cunningham, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Roadway Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 21, 2002	/s/ J. Dawson Cunningham J. Dawson Cunningham Executive Vice President and Chief Financial Officer