Form 10-K
period 2002-12-31
ROADWAY CORP
filed 2003-03-27
CIK 1141496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[✓]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002. OR
[✓]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission file number 000-32821

ROADWAY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1956254 (I.R.S. Employer Identification No)

1077 Gorge Boulevard Akron, OH (Address of principal executive offices)	44310 (Zip Code)

Registrant’s telephone number, including area code	(330) 384-1717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered:

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
Yes    ✓       No          .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes    ✓       No          .

The approximate market value of the voting stock held by non-affiliates of the registrant as of June 15, 2002 Common Stock, $.01 Par Value — $356,500,000.

The number of shares outstanding of the issuer’s classes of common stock as of March 1, 2003 Common Stock, $.01 Par Value — 19,624,853 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into Parts I and II. Certain portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders held on March 26, 2003, are incorporated by reference into Parts II and III.

PART I

Item 1. — Business

(a)   General development of the business. Roadway Corporation (the Company or Roadway), a Delaware corporation, is a holding company that was formed on May 30, 2001 by a reorganization of the corporate structure of Roadway Express, Inc. In connection with the reorganization, Roadway Express, Inc. became a wholly owned direct subsidiary of Roadway Corporation. The Company’s headquarters are at 1077 Gorge Boulevard, Akron, Ohio, 44310.

Roadway Express, Inc. (REX), a Delaware corporation founded in 1930, is the primary operating subsidiary of the Company. REX and its subsidiaries provide long-haul less-than-truckload (LTL) freight services on major city-to-city routes (lanes) in North America, and on international lanes to and from North America. Based on reported revenue for 2002, REX is one of the largest LTL motor carriers in the United States.

On November 30, 2001, Roadway acquired Arnold Industries, Inc. (Arnold) of Lebanon, Pennsylvania (NASDAQ: AIND) for $21.75 per share in cash, an aggregate consideration of approximately $560 million. Arnold’s subsidiaries are New Penn Motor Express, a regional next-day LTL carrier, and Arnold Transportation Services (ATS), an irregular route truckload (TL) carrier. Arnold was renamed Roadway Next Day Corporation subsequent to the acquisition. On December 26, 2002, the Company entered into an agreement to sell ATS to a management group led by the unit’s president and a private equity firm, for approximately $55 million. New Penn will continue to operate independently under its brand name. See Notes 3 and 4 to the Consolidated Financial Statements in Roadway’s 2002 Annual Report to Shareholders, which are on pages 24-26 of Exhibit 13 of this filing, for more details regarding these transactions.

The abrupt Chapter 11 bankruptcy protection filing and cessation of operations on September 2, 2002 by Consolidated Freightways, one of Roadway Express’ major competitors, resulted in increased freight levels for Roadway Express during the fourth quarter of 2002. On an annual basis, the increased freight levels in the fourth quarter nearly offset the effect of the slow economic recovery that we experienced in the first three quarters of 2002. The impact of the Consolidated Freightways shutdown is discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which appears on pages 13 — 21 of Roadway’s Annual Report to Shareholders for the year ended December 31, 2002, and is filed with this Form 10-K as pages 1-13 of Exhibit 13.

(b)   Segment information. The information in Note 5 of the Consolidated Financial Statements on pages 29-31 of Roadway’s Annual Report to Shareholders for the year ended December 31, 2002 is filed with this Form 10-K as pages 26-28 of Exhibit 13, and is incorporated herein by reference.

(c)   Description of the business. REX provides transportation of general commodity freight by motor vehicle, in North America and elsewhere. General commodity freight includes apparel, appliances, automotive parts, chemicals, food, furniture, glass, machinery, metal and metal products, non-bulk petroleum products, rubber, textiles, wood, and miscellaneous manufactured products. REX also offers LTL service within Canada and Mexico through its subsidiaries, and offers import and export service for more than 100 additional countries worldwide through offshore agents. The Company serves over one-half million customer sites in North America. New Penn offers LTL service primarily in New England and the Middle Atlantic States.

Roadway is affected directly by the state of the overall economy, with over 90% of the Company’s revenue is from customers operating in the following economic segments: manufacturing, 24%; wholesale trade, 24%; retail trade, 27%; and transportation and utilities, 16%. Seasonal fluctuations affect tonnage, revenue, and operating results. Normally, the fall of each year is the Company’s busiest shipping period; the months of December and January of each year are the slowest. Shipment levels, operating costs, and operating results can also be adversely affected by inclement weather. During 2002, the largest customer accounted for 6% of the Company’s total revenues, and the ten largest customers accounted for approximately 20% of the Company’s total revenue.

The LTL business is extremely competitive, often resulting in narrow margins. REX and New Penn operate in different segments of the trucking market and do not compete with each other for business. Roadway’s primary competitors in the national LTL market are Yellow Transportation, ABF Freight System, U.S. Freightways, and FedEx Freight. New Penn competes with a substantial number of regional carriers that operate in the same geographic area, some of which are larger than New Penn. Both companies also compete for LTL freight with other national and international LTL carriers as well as regional LTL motor carriers, truckload carriers, small package carriers, private carriage, freight forwarders, railroads and airlines. Competition for freight is based primarily upon price and service (transit time). To maintain and improve market share, Roadway offers and negotiates various discounts. Roadway works directly with customers on an account-by-account basis to find ways to improve efficiencies and contain costs to improve both customer and carrier profitability.

Deregulation of most of the trucking industry, begun in 1980 and largely completed by Congress in 1995, has given rise to intense competition. New entrants, some of which have grown rapidly in regional markets, include some non-union carriers that may have lower labor costs than REX and New Penn.

During 2002, the Company’s operating subsidiaries averaged 27,000 employees. Approximately 75% of the Company’s employees are represented by various labor unions, primarily the International Brotherhood of Teamsters (the Teamsters). The current National Master Freight Agreement with the Teamsters expires on March 31, 2003. On February 6, 2003, the Company and the Teamsters announced that they had reached a tentative agreement on a new five-year contract. The Company believes that its current relations with the Teamsters are satisfactory.

The U.S. Department of Transportation (DOT), which retains limited oversight authority over motor carriers, currently regulates the Company’s operations in interstate commerce. Federal legislation preempts regulation by the states of price, routes, and service in intrastate freight transportation. The Company, like other interstate motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the DOT. The Company has earned a “satisfactory” rating (the highest of three grading categories) from the DOT. In addition, vehicle dimensions and driver hours of service remain subject to both Federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could adversely affect the operating results of the Company.

At December 31, 2002, REX operated a total of 10,000 tractors and 33,000 trailers. The average age of the intercity fleet was less than seven years. New Penn operates 800 tractors and 1,600 trailers. There is sufficient capacity to meet normal requirements. Short-term leased equipment is used to meet peak demands.

(e)   Available Information. The Company’s Internet address is www.roadwaycorp.com and the investor relations section of the Company’s website is located at www.roadwaycorp.com/investors. The Company makes available free of charge, on or through the investor relations section of its website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Executive Officers of the Registrant

The following table sets forth the names, positions, and ages of the Executive Officers of the Company.

Name	Present Positions and Recent Business Experience

Joseph R. Boni III	Treasurer since January 2001. Prior to this he served as Director of Tax and International Finance from October 1999 to December 2000, and Director of Tax from August 1998 to September 1999. Previous to employment with the Company he was Director of Tax for American Greetings Corporation from May 1997 to July 1998. Age 43.

John G. Coleman	Controller since March 1998. Prior to this he served as Director of General Accounting from September 1990 to March 1998. Age 55.

J. Dawson Cunningham	Executive Vice President and Chief Financial Officer since January 2001. Prior to this he served as Executive Vice President, Chief Financial Officer and Treasurer from March 1998 through December 2000, and Vice President-Finance and Administration, and Treasurer from August 1990 to March 1998. Age 56.

Executive Officers of the Registrant (continued)

Name	Present Positions and Recent Business Experience

John J. Gasparovic	Executive Vice President—General Counsel and Secretary since February 2003. Prior to this he was Vice President and General Counsel since May 2000, and Secretary since January 2001. Previous to employment with the Company he was Vice President Business Development and General Counsel for Guardian Automotive of Auburn Hills, Michigan from 1999 through April 2000. From 1990 through 1998 he served as Assistant General Counsel, Guardian Industries Corp. Age 45.

James D. Staley	President and Chief Executive Officer effective March 26, 2003. Prior to this he served as Roadway Express’ President and Chief Operating Officer since March 1998, and Vice President-Operations from 1993 to March 1998. Age 53.

Robert L. Stull	President of Roadway Express, Inc. effective March 26, 2003. Prior to this he served as Vice President-New Venture Commerce since May 1999 and as Vice President-Western Division of Roadway Express, Inc. from October 1994 to May 1999. Age 48.

Michael W. Wickham	Chairman effective March 26, 2003. Chairman and Chief Executive Officer since March 1998. Prior to this he served as President and Chief Executive Officer from January 1996 to March 1998. Age 56.

No family relationships exist between any of the executive officers named above or between any executive officer and any director of the Company.

Item 2. — Properties

At December 31, 2002, REX operated 371 terminal facilities, of which 252 were Company owned and 119 were leased, generally for terms of three years or less. The number of loading spaces, a measure of freight handling capacity, totaled 14,273, of which 12,165 were at REX-owned facilities and 2,108 were at leased facilities. Twenty-nine of the owned facilities are major consolidation/distribution centers that are in strategic locations throughout the continental United States. These 29 facilities contain 5,433 loading spaces, ranging in size from 71 to 426 loading spaces, and average 91,000 square feet, ranging from 31,000 to 220,000 square feet. All significant leased and owned facilities were being utilized at year-end 2002, and are adequate to meet current needs.

The Company owns its headquarters offices of approximately 259,000 square feet, situated on 39.7 acres, of which 14.7 are owned, and 25 leased under a long-term contract expiring in 2009, but renewable to 2084. Approximately 148,000 square feet of office space for certain headquarters department functions are owned or leased at other locations.

New Penn operates 24 terminals in nine states and Quebec, of which 19 are owned and 5 are leased. New Penn also owns its headquarters offices of 33,000 square feet.

Item 3. — Legal Proceedings

The information contained in Note 15 to the Consolidated Financial Statements on pages 36-37 of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 is filed with this Form 10-K as pages 41-42 of Exhibit 13, and is incorporated herein by reference.

Item 4. — Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. — Market for the Registrant’s Common Equity and Related Stockholder Matters

The information under the caption “Common stock” in the table headed “Selected Quarterly Financial Data” on page 42 of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 is filed with this Form 10-K as page 50 of Exhibit 13, and is incorporated herein by reference. The information required concerning compensation plans under which equity securities of the registrant are authorized for issuance is set forth under the caption “Equity Compensation Plan Information” on pages 9-10 of the definitive proxy statement (the Proxy) relating to the registrant’s Annual Meeting of Shareholders held on March 26, 2003, and is incorporated herein by reference.

Item 6. — Selected Financial Data

The information in the table headed “Historical Data” on page 43 of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 is filed with this Form 10-K as page 51 of Exhibit 13, and is incorporated herein by reference.

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13-21 of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 is filed with this Form 10-K as pages 1-13 of Exhibit 13, and is incorporated herein by reference.

Although most of the information provided herein is historical, some of the comments made are forward looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook for expectations for revenue, earnings or other future financial or business performance, strategies, expectations and goals. All statements that are not historical statements of fact are “forward-looking statements” and are subject to numerous risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements include all comments relating to our beliefs and expectations as to future events and trends affecting our business, results of operations and financial condition. We intend for the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “continues,” “projects,” and similar expressions to identify forward-looking statements. The risks and uncertainties include, among others, variable factors such as capacity and rate levels in the motor freight industry; fuel prices; the impact of competition; the state of the national economy; the success of our operating plans, including our ability to manage growth and control costs; labor relations matters, including the timely ratification of our tentative new National Master Freight Agreement; and uncertainties concerning the impact terrorist activities may have on the economy and the motor freight industry. We have based these forward-looking statements on management’s analysis about future events only as of the date of this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our subsidiaries. In addition to the disclosure contained in this document, you should carefully review the risks and uncertainties contained in other documents Roadway Corporation files from time to time with the Securities and Exchange Commission. Those documents are accessible on the SEC’s website at www.sec.gov and through our website at www.roadwaycorp.com.

Item 7A. — Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any market risk sensitive instruments for trading purposes. The Company’s primary market risks include fluctuations in interest rates, currency exchange rates, and fuel prices.

The disclosure regarding interest rate and foreign currency exchange rate fluctuations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 21 of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002, is filed with this Form 10-K as page 12-13 of Exhibit 13, and is incorporated herein by reference.

Increasing fuel prices are mitigated with a variable rate fuel surcharge, assessed by the Company when the national average price of diesel fuel exceeds $1.10 per gallon. This surcharge was in effect during 2002 and resulted in an effective rate increase of 2.0%. In 2002, the surcharge ranged from 0.5% to 4.0% on LTL shipments and from 1.0% to 6.0% on TL shipments.

Item 8. — Financial Statements and Supplementary Data

The consolidated financial statements, notes to consolidated financial statements, and report of independent auditors on pages 22-41 of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are filed with this Form 10-K as pages 14-49 of Exhibit 13, and are incorporated herein by reference.

The summary of quarterly results of operations on page 42 of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 is filed with this Form 10-K as page 50 of Exhibit 13, and is incorporated herein by reference.

See list of financial statements under Item 15 (a) 1.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. — Directors and Executive Officers of the Registrant.

The information required concerning the directors is set forth under the caption “Election of Directors” on pages 2-3 of the Proxy, and is incorporated herein by reference.

The information required concerning the executive officers is set forth under the caption “Executive Officers of the Registrant” in Item 1 of this report, and is incorporated herein by reference.

Also incorporated herein by reference is the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 6 of the Proxy.

Item 11. — Executive Compensation.

The information required concerning director compensation is set forth under the caption “Director Compensation” on pages 3-4 of the Proxy, and is incorporated herein by reference.

The information required concerning executive compensation is set forth under the caption “Compensation of Executive Officers” on pages 7-13 of the Proxy, and is incorporated herein by reference.

Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required concerning security ownership of certain beneficial owners and management is set forth under the caption “Beneficial Ownership of Common Stock” on pages 5 and 6 of the Proxy, and is incorporated herein by reference. The information required concerning compensation plans under which equity securities of the registrant are authorized for issuance is set forth under the caption “Equity Compensation Plan Information” on pages 9 and 10 of the Proxy, and is incorporated herein by reference.

Item 13. — Certain Relationships and Related Transactions.

None.

Item 14. — Controls and Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Roadway’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in Roadway’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	List of financial statements contained in Roadway’s Annual Report to Shareholders for the year ended December 31, 2002, and filed as Exhibit 13 to this Form 10-K:

	Annual
	Report		Exhibit 13
	page(s)		page(s)

Consolidated balance sheets at December 31, 2002 and 2001	22		14
Statements of consolidated income for the years ended December 31, 2002, 2001, and 2000	23		15
Statements of consolidated shareholders’ equity for the years ended December 31, 2002, 2001, and 2000	24		16
Statements of consolidated cash flows for the years ended December 31, 2002, 2001, and 2000	25		17
Notes to consolidated financial statements	26	-40	18	-48
Report of independent auditors dated January 22, 2003	41		49
Selected quarterly financial data for 2002 and 2001	42		50

(a)	2.	The following financial statement schedules are included with this Form 10-K:

Schedule II — Valuation and Qualifying Accounts (see page 13)

Separate financial statements of affiliates whose securities are pledged as collateral. See Item 15 (d).

All other schedules are omitted because of the absence of the conditions under which they are required, or because information called for is shown in the financial statements and notes thereto in the 2002 Annual Report to Shareholders.

(a)	3.	Exhibit Index

Exhibit No.

2.1	Agreement and Plan of Merger, dated as of August 21, 2001, by and among Roadway Corporation, Lion Corp. and Arnold Industries, Inc. (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 24, 2001, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Roadway Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A dated May 30, 2001, and incorporated herein by reference).
3.2	Amended and Restated By-laws of Roadway Corporation (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8-A dated May 30, 2001, and incorporated herein by reference).

Item 15. — Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

(a)	3.	3. Exhibit Index (continued)

Exhibit No.

4.1	Indenture, dated as of November 30, 2001, among Roadway Corporation, as Issuer, the Guarantors named therein, and SunTrust Bank, as Trustee (filed as exhibit 4.1 to the Current Report on Form 8-K dated December 11, 2001, and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of November 30, 2001, by and among Roadway Corporation, Roadway Express, Inc., Roadway Express International, Inc., Roadway Reverse Logistics, Inc., Arnold Industries, Inc., Arnold Transportation Services, Inc., New Penn Motor Express, Inc. and Credit Suisse First Boston Corporation acting on behalf of itself and as representative of the Initial Purchasers named therein (filed as exhibit 4.2 to the Current Report on Form 8-K dated December 11, 2001, and incorporated herein by reference).
4.3	Pledge, Security and Intercreditor Agreement, dated as of November 30, 2001, by and among Roadway Corporation, Credit Suisse First Boston, as collateral agent, and SunTrust Bank (filed as exhibit 4.3 to the Current Report on Form 8-K dated December 11, 2001, and incorporated herein by reference).
4.4	Roadway Corporation 2001 Employee Stock Purchase Plan fka Roadway Express, Inc. 1996 Stock Purchase Plan (filed as Exhibit 4.3 of the Registration Statement on Form S-8 filed by Roadway Express, Inc. on March 20, 1996, including any amendment or report filed for the purpose of updating such description, and incorporated herein by reference).
4.5	2001 Amendment to the Roadway Corporation 2001 Employee Stock Purchase Plan (filed as exhibit 4.2 to the Registration Statement on Form S-8 dated July 13, 2001 and incorporated herein by reference).
4.6	Amendment No. 1 to the Roadway Corporation 2001 Employee Stock Purchase Plan (filed as exhibit 4.4 of the Post-effective Amendment No. 2 to the Registration Statement on Form S-8 dated August 13, 2002 and incorporated herein by reference).
4.7	Amendment No. 2 to the Roadway Corporation 2001 Employee Stock Purchase Plan (filed as exhibit 4.5 of the Post-effective Amendment No. 2 to the Registration Statement on Form S-8 dated August 13, 2002 and incorporated herein by reference).
4.8	Roadway Corporation 401(k) Stock Savings Plan, amended and restated effective January 1, 2002, fka Roadway Express, Inc. 401(k) Stock Savings Plan (filed as exhibit 4 to the Registration Statement on Form S-8 dated February 7, 2003 and incorporated herein by reference).
10.1	Asset Purchase Agreement, dated as of October 17, 2001, by and among Roadway Corporation, Arnold Logistics, Inc., and Edward H. Arnold (filed as exhibit 10.1 to the Current Report on Form 8-K dated December 11, 2001, and incorporated herein by reference).
10.2	Tax Matters Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.2 to the Registrant’s General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.3	Intellectual Property Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.5 to the Registrant’s General Form for Registration of Securities on Form 10/A-1 dated December 11, 1995, and incorporated herein by reference).
10.4	Alternative Dispute Resolution Agreement between Roadway Services, Inc. and Roadway Express, Inc. (filed as Exhibit 10.8 to the Registrant’s General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).

Item 15. — Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

(a)	3.	Exhibit Index (continued)

Exhibit No.

10.5	Director and Officer Indemnification Agreements (filed as Exhibit 10.9 to the Registrant’s General Form for Registration of Securities on Form 10/A-1 dated December 11, 1995, and incorporated herein by reference).
10.6*	Roadway Express, Inc. Management Incentive Stock Plan (filed as Exhibit 10.10 to the Registrant’s General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.7*	Roadway Express, Inc. Stock Credit Plan (filed as Exhibit 10.11 to the Registrant’s General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.8*	Roadway Express, Inc. Excess Plan (filed as Exhibit 10.12 to the Registrant’s General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.9*	Roadway Express, Inc. 401(a)(17) Benefit Plan (filed as Exhibit 10.13 to the Registrant’s General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.10*	Roadway Express, Inc. Administrative Document for Excess Plan and 401(a)(17) Benefit Plan (filed as Exhibit 10.14 to the Registrant’s General Form for Registration of Securities on Form 10 dated November 28, 1995, and incorporated herein by reference).
10.11*	Summary Description of Officers’ Incentive Compensation Plan (filed as Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).
10.12	Operating lease agreement by and between Roadway Express, Inc. and ABN AMRO North America, Inc. (filed as Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 15, 1996, and incorporated herein by reference).
10.13	Schedule of documents not filed which are substantially identical in all material respects to previously filed documents (filed as exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 20, 1998, and incorporated herein by reference).
10.14	Operating lease agreement between Roadway Express, Inc. and General Electric Capital Corporation (filed as exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 12, 1998, and incorporated herein by reference).
10.15*	Roadway Corporation Equity Ownership Plan (filed as Exhibit 4.3 to the Registration Statement on Form S-8 dated July 16, 2001, and incorporated herein by reference).
10.16*	Roadway Express, Inc. Non-employee Directors’ Equity and Deferred Compensation Plan (filed as Exhibit B to the Registrant’s definitive Proxy Statement dated February 20, 1998, and incorporated herein by reference).
10.17*	Roadway Express, Inc. Non-employee Directors’ Stock Option Plan (filed as Exhibit C to the Registrant’s definitive Proxy Statement dated February 20, 1998, and incorporated herein by reference).
10.18	Data Processing and Information Technology Agreement between Roadway Express, Inc. and Affiliated Computer Services, Inc. (filed as exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 1998, and incorporated herein by reference).

Item 15. — Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

(a)	3.	Exhibit Index (continued)

Exhibit No.

10.19	Operating lease agreement between Roadway Express, Inc. and ICX Corporation (filed as exhibit 10.27 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 19, 1999, and incorporated herein by reference).
13	Annual Report to Shareholders for the year ended December 31, 2002. Only those portions expressly referenced herein are incorporated into this Form 10-K. Other portions are not required and, therefore, are not filed as part of this Form 10-K.
21	List of Subsidiaries.
23.1	Consent of Independent Auditors, Ernst and Young LLP.
23.2	Consent of Independent Auditors, PriceWaterhouseCoopers LLP.
99.1	Shareholder Voting Agreement, dated as of August 21, 2001 by and between Roadway Corporation and Edward H. Arnold (filed as Exhibit 99.1 to the Current Report on Form 8-K dated August 24, 2001, and incorporated herein by reference).
99.2	Audited Consolidated Financial statements of Roadway Express, Inc. and Subsidiaries for the years ended December 31, 2002, 2001, and 2000.
99.3	Audited Consolidated Financial statements of Roadway Next Day Corporation for the year ended December 31, 2002, the one-month period ended December 31, 2001 (Successor Periods), the eleven-month period ended November 30, 2001, and the year ended December 31, 2000. (Predecessor Periods).

*	Designates a compensation plan for Directors or Executive Officers.

(b)	List of the Current Reports on Form 8-K that were filed in the Fourth Quarter of 2002:

Filing Date of Form 8-K	Description

October 22, 2002	Certifications of CEO and CFO required under Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Company’s Quarterly Report on Form 10-Q for the period ended September 7, 2002.

(d)	Audited Consolidated Financial statements of Roadway Express, Inc. and Subsidiaries for the years ended December 31, 2002, 2001, and 2000, filed as Exhibit 99.2 to this Form 10-K.

Audited Consolidated Financial statements of Roadway Next Day Corporation for the year ended December 31, 2002, the one-month period ended December 31, 2001 (Successor Periods), the eleven-month period ended November 30, 2001, and the year ended December 31, 2000 (Predecessor Periods), filed as Exhibit 99.3 to this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADWAY CORPORATION

Date March 25, 2003	By	/s/ Michael W. Wickham Michael W. Wickham, Chairman and Chief Executive Officer

Date March 25, 2003	By	/s/ J. Dawson Cunningham J. Dawson Cunningham, Executive Vice President and Chief Financial Officer

Date March 25, 2003	By	/s/ John G. Coleman John G. Coleman, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 25, 2003	By	/s/ Frank P. Doyle Frank P. Doyle, Director

Date March 25, 2003	By	/s/ John F. Fiedler John F. Fiedler, Director

Date March 25, 2003	By	/s/ Dale F. Frey Dale F. Frey, Director

Date March 25, 2003	By	/s/ Phillip J. Meek Phillip J. Meek, Director

Date March 25, 2003	By	/s/ Carl W. Schafer Carl W. Schafer, Director

Date March 25, 2003	By	/s/ Sarah Roush Werner Sarah Roush Werner, Director

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael W. Wickham certify that:

1.   I have reviewed this annual report on Form 10-K of Roadway Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Michael W. Wickham Michael W. Wickham Chairman and Chief Executive Officer

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Dawson Cunningham certify that:

1.   I have reviewed this annual report on Form 10-K of Roadway Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ J. Dawson Cunningham J. Dawson Cunningham Executive Vice President and Chief Financial Officer

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ROADWAY CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Cost and	Other Accounts-	Deductions-		End of
Description	of Period	Expenses	Describe	Describe		Period

2002
Allowance for Uncollectible accounts	$8,174	$7,403	$—	$7,145	(1)	$8,432
Valuation allowance on deferred tax assets	2,387	—	—	158	(5)	2,229

Total	$10,561	$7,403	$—	$7,303		$10,661

2001
Allowance for Uncollectible accounts	$8,212	$9,288	$1,214 (4)	$10,540	(1)	$8,174
Valuation allowance on deferred tax assets	2,392	212 (2)	—	217	(5)	2,387

Total	$10,604	$9,500	$1,214	$10,757		$10,561

2000
Allowance for Uncollectible accounts	$8,228	$10,560	—	$10,576	(1)	$8,212
Valuation allowance on deferred tax assets	700	2,392 (2)	—	700	(3)	2,392

Total	$8,928	$12,952	—	$11,276		$10,604

(1)	Uncollectible amounts written off, net of recoveries.
(2)	Valuation allowance recognized to offset the deferred tax asset relating to certain foreign operating loss carryforwards.
(3)	Utilization of foreign tax credits.
(4)	Additional allowance due to acquisition of Arnold.
(5)	Utilization of foreign net operating loss carryforward.