Form 10-Q
period 2003-03-29
ROADWAY CORP
filed 2003-05-07
CIK 1141496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Period ended March 29, 2003.
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to _______________.

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
Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes      X        No

The number of shares of common stock ($.01 par value) outstanding as of April 26, 2003 was 19,843,293.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Roadway Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 29, 2003	December 31, 2002

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$117,151	$106,929
Accounts receivable, including retained interest in securitized receivables, net	217,610	230,216
Assets of discontinued operations	–	87,431
Other current assets	55,018	38,496

Total current assets	389,779	463,072
Carrier operating property, at cost	1,512,028	1,515,648
Less allowance for depreciation	1,007,788	1,006,465

Net carrier operating property	504,240	509,183
Goodwill, net	284,598	283,910
Other assets	90,157	79,708

Total assets	$1,268,774	$1,335,873

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$187,457	$193,501
Salaries and wages	126,680	151,464
Liabilities of discontinued operations	–	32,407
Other current liabilities	60,743	83,518

Total current liabilities	374,880	460,890
Long-term liabilities:
Casualty claims and other	77,467	78,548
Accrued pension and retiree medical	140,960	135,053
Long-term debt	273,513	273,513

Total long-term liabilities	491,940	487,114
Shareholders’ equity:
Common Stock — $.01 par value Authorized — 100,000,000 shares Issued — 20,556,714 shares	206	206
Other shareholders’ equity	401,748	387,663

Total shareholders’ equity	401,954	387,869

Total liabilities and shareholders’ equity	$1,268,774	$1,335,873

The number of shares of common stock outstanding at March 29, 2003 and December 31, 2002 were 19,653,213 and 19,368,590, respectively.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries

Condensed Statements of Consolidated Income (Unaudited)

	Twelve Weeks Ended
	(First Quarter)
	March 29, 2003	March 23, 2002

	(in thousands, except per share data)

Revenue	$754,070	$598,967
Operating expenses:
Salaries, wages and benefits	475,435	399,164
Operating supplies and expenses	130,412	99,209
Purchased transportation	74,784	51,509
Operating taxes and licenses	19,866	15,564
Insurance and claims expense	15,112	11,431
Provision for depreciation	17,299	18,088
Net loss on disposal of operating property	811	295

Total operating expenses	733,719	595,260

Operating income from continuing operations	20,351	3,707
Other (expense), net	(6,794)	(6,824)

Income (loss) from continuing operations before income taxes	13,557	(3,117)
Provision (benefit) for income taxes	5,694	(1,244)

Income (loss) from continuing operations	7,863	(1,873)
Income from discontinued operations	147	124

Net income (loss)	$8,010	$(1,749)

Earnings (loss) per share – basic:
Continuing operations	$0.42	$(0.10)
Discontinued operations	$0.01	$0.01

Total earnings (loss) per share – basic	$0.43	$(0.09)

Earnings (loss) per share – diluted:
Continuing operations	$0.41	$(0.10)
Discontinued operations	$0.01	$0.01

Total earnings (loss) per share – diluted	$0.42	$(0.09)

Average shares outstanding – basic	18,655	18,555
Average shares outstanding – diluted	19,086	18,555
Dividends declared per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries

Condensed Statements of Consolidated Cash Flows (Unaudited)

	Twelve Weeks Ended
	(First Quarter)
	March 29, 2003	March 23, 2002

	(in thousands)

Cash flows from operating activities
Income (loss) from continuing operations	$7,863	$(1,873)
Depreciation and amortization	18,260	18,555
Other operating adjustments	(24,201)	(52,778)

Net cash provided (used) by operating activities	1,922	(36,096)

Cash flows from investing activities
Purchases of carrier operating property	(13,786)	(11,043)
Sales of carrier operating property	762	1,381
Business disposal	47,221	–

Net cash provided (used) by investing activities	34,197	(9,662)

Cash flows from financing activities
Dividends paid	(960)	(957)
Treasury stock activity, net	(950)	24
Long-term (repayments) borrowings	(24,000)	–

Net cash (used) by financing activities	(25,910)	(933)
Effect of exchange rate changes on cash	51	(11)

Net increase (decrease) in cash and cash equivalents from continuing operations	10,260	(46,702)
Net (decrease) in cash and cash equivalents from discontinued operations	(38)	(4,339)
Cash and cash equivalents at beginning of period	106,929	110,433

Cash and cash equivalents at end of period	$117,151	$59,392

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Roadway Corporation Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2—Accounting Period

Roadway Corporation (the registrant or Company) operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note 3—Discontinued operations

On December 26, 2002, the Company entered into an agreement to sell Arnold Transportation Services (ATS) to a management group led by the unit’s president and a private equity firm, for approximately $55,000,000. The ATS business segment was acquired as part of the Company’s purchase of Roadway Next Day in November 2001, but did not fit the Company’s strategic focus of being a LTL carrier. The transaction was completed on January 23, 2003. The Company did not recognize a significant gain or loss as a result of this transaction.

The Company has reported the ATS results as a discontinued operation in the accompanying financial statements and, unless otherwise stated, the notes to the financial statements for all periods presented exclude the amounts related to this discontinued operation.

The following table presents revenue and income from the discontinued operations for the quarters ended March 29, 2003 and March 23, 2002. The quarter ended March 29, 2003 includes results of operations only through the disposal date, January 23, 2003.

	Twelve Weeks Ended
	(First Quarter)
	March 29, 2003	March 23, 2002

	(in thousands)

Revenue	$9,267	$38,201

Pre-tax income from discontinued operations	198	212
Income tax expense	51	88

Income from discontinued operations	$147	$124

Note 4—Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Weeks Ended
	(First Quarter)
	March 29, 2003	March 23, 2002

	(in thousands, except per share data)

Income (loss) from:
Continuing operations	$7,863	$(1,873)
Discontinued operations	147	124

Net income (loss)	$8,010	$(1,749)

Weighted-average shares for basic earnings per share	18,655	18,555
Management incentive stock plans	431	–

Weighted-average shares for diluted earnings per share	19,086	18,555

Basic earnings (loss) per share from:
Continuing operations	$0.42	$(0.10)
Discontinued operations	0.01	$0.01

Basic earnings (loss) per share	$0.43	$(0.09)

Diluted earnings (loss) per share from:
Continuing operations	$0.41	$(0.10)
Discontinued operations	0.01	$0.01

Diluted earnings (loss) per share	$0.42	$(0.09)

Note 5—Segment information

The Company provides freight services in two business segments: Roadway Express (Roadway) and New Penn Motor Express (New Penn). The Roadway segment provides long haul LTL freight services in North America and offers services to over 100 countries worldwide. The New Penn segment provides regional, next-day LTL freight service primarily in the northeast region of the United States.

The Company’s reportable segments are identified based on differences in products, services, and management structure. The measurement basis of segment profit or loss is operating income. Business segment assets consist primarily of customer receivables, net carrier operating property, and goodwill.

	Twelve weeks ended March 29, 2003
	(First Quarter)
	Roadway Express	New Penn	Total

		(in thousands)

Revenue	$705,244	$48,826	$754,070
Operating expense:
Salaries, wages & benefits	439,438	33,443	472,881
Operating supplies	125,826	7,667	133,493
Purchased transportation	74,242	542	74,784
Operating license and tax	18,379	1,389	19,768
Insurance and claims	13,895	954	14,849
Depreciation	14,924	2,209	17,133
Net loss (gain) on sale of operating property	802	9	811

Total operating expense	687,506	46,213	733,719

Operating income	$17,738	$2,613	$20,351

Operating ratio	97.5%	94.6%	97.3%

Total assets	$802,557	$403,315	$1,205,872

Note 5—Segment information (continued)

	Twelve weeks ended March 23, 2002
	(First Quarter)
	Roadway Express	New Penn	Total

		(in thousands)

Revenue	$553,558	$45,409	$598,967
Operating expense:
Salaries, wages & benefits	366,335	30,709	397,044
Operating supplies	95,499	6,114	101,613
Purchased transportation	51,126	383	51,509
Operating license and tax	14,188	1,359	15,547
Insurance and claims	10,388	894	11,282
Depreciation	15,269	2,690	17,959
Net loss (gain) on sale of operating property	346	(51)	295

Total operating expense	553,151	42,098	595,249

Operating income	$407	$3,311	$3,718

Operating ratio	99.9%	92.7%	99.4%

Total assets	$703,834	$335,218	$1,039,052

Reconciliation of segment operating income to consolidated operating income from continuing operations before taxes:

	Twelve Weeks Ended
	(First Quarter)
	March 29, 2003	March 23, 2002

	(in thousands)

Segment operating income from continuing operations	$20,351	$3,718
Unallocated corporate (expense)	–	(11)
Interest (expense)	(5,102)	(5,464)
Other (expense), net	(1,692)	(1,360)
Consolidated income (loss) from continuing operations before taxes	$13,557	$(3,117)

Note 5—Segment information (continued)

     Reconciliation of total segment assets to total consolidated assets:

	March 29,2003	December 31, 2002

	(in thousands)

Total segment assets	$1,205,872	$1,211,584
Unallocated corporate assets	77,102	41,351
Assets of discontinued operations	–	87,431
Elimination of intercompany balances	(14,200)	(4,493)

Consolidated assets	$1,268,774	$1,335,873

Note 6—Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments and derivative fair value adjustments as shown below:

	Twelve Weeks Ended
	(First Quarter)
	March 29, 2003	March 23, 2002

	(in thousands)

Net income (loss)	$8,010	$(1,749)
Foreign currency translation adjustments	2,688	(1,178)
Derivative fair value adjustment	76	–

Comprehensive income (loss)	$10,774	$(2,927)

Note 7—Contingent Matter

The Company’s former parent is currently under examination by the Internal Revenue Service for tax years 1994 and 1995, years prior to the spin-off of the Company. The IRS has proposed substantial adjustments for these tax years for multi-employer pension plan deductions. The IRS is challenging the timing, not the validity of these deductions. The Company is unable to predict the ultimate outcome of this matter; however, its former parent intends to vigorously contest these proposed adjustments.

Under a tax sharing agreement entered into by the Company and its former parent at the time of the spin-off, the Company is obligated to reimburse the former parent for any additional taxes and interest that relate to the Company’s business prior to the spin-off. The amount and timing of such payments is dependent on the ultimate resolution of the former parent’s disputes with the IRS and the determination of the nature and extent of the obligations under the tax sharing agreement. On January 16, 2003, the Company made a $14,000,000 payment to its former parent under the tax sharing agreement for taxes and interest related to certain of the proposed adjustments for tax years 1994 and 1995.

We estimate the range of the remaining payments that may be due to the former parent to be $0 to $16,000,000 in additional taxes and $0 to $10,000,000 in related interest, net of tax benefit. The Company has established certain reserves with respect to these proposed adjustments. There can be no assurance, however, that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company’s results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated results of operations for the first quarter ended March 29, 2003 compared to the first quarter ended March 23, 2002

Consolidated revenue was $754 million in the current quarter, a 25.9% increase from first quarter 2002, primarily due to increased revenue at Roadway Express because of the shutdown of Consolidated Freightways, a major competitor, in September 2002. In addition, our current year first quarter contained 62 working days compared to 58 working days in last year’s first quarter. Operating expenses grew by 23.3%, and the operating ratio (operating expenses as a percentage of revenue) improved by 2.1 points to 97.3%, compared to last year’s 99.4%. The Company’s consolidated operating income was $20.3 million compared to $3.7 million in the first quarter of 2002. This increase in operating income is solely attributable to the improved performance of Roadway Express. The net other expense of $6.8 million is primarily composed of interest and amortization of financing costs. The Company had net income of $8.0 million or $0.42 per share (diluted), for the current quarter, compared to a net loss of $1.8 million, or $0.09 per share (diluted) in the same quarter last year.

In January 2003, we sold ATS, the truckload subsidiary of Roadway Next Day Corporation, for $55 million. ATS has been accounted for as a discontinued operation for all periods presented.

Contract negotiations with the Teamsters were successfully concluded in early February 2003, well in advance of the March 31, 2003 expiration date. The Teamsters overwhelmingly ratified this new five-year contract on March 28.

The effective tax rate for the first quarter of 2003 was 42.0%, compared to the 39.9% rate in the first quarter of 2002. This tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

Roadway Express, Inc.

Results of operations for the first quarter ended March 29, 2003 compared to the first quarter ended March 23, 2002

The abrupt cessation of operations on September 2, 2002 by Consolidated Freightways has removed excess capacity from the marketplace and has strengthened Roadway’s position. Roadway absorbed this freight into its system without adding additional capacity, which allowed it to take advantage of the existing infrastructure and improve profitability.

Roadway delivered 1.7 million tons of freight in the current quarter, an increase of 19.2% compared to the prior year’s first quarter. Daily tonnage levels increased 11.5% year over year. This improvement is primarily due to the shutdown of Consolidated Freightways, and we expect that positive tonnage comparisons will continue through the third quarter of 2003. Less-than-truckload (LTL) tons were up 20.9% while truckload tons were up 11.1%. Net revenue per ton was $403.28, up 6.9% compared to the same quarter last year, with LTL up 5.6% and truckload up 10.6%. Freight mix changes, the general rate increase on August 4, 2002, and continuing adjustments in contract rates impacted base revenue levels. The industry’s pricing environment continues to remain stable. A variable rate fuel surcharge averaged 4.1% of revenue in the current quarter compared to 0.8% of revenue in the prior-year quarter. Without the revenue increase relating to the fuel surcharge, freight rates were up 3.5% compared to the first quarter of 2002. Total operating expenses increased by 24.3%, while revenue increased 27.4%, leading to an improvement in the operating ratio to 97.5%, compared to a 99.9% in the same quarter last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Salaries, wages, and benefits as a percentage of revenue decreased to 62.3%, from 66.2% in the first quarter of 2002. Both direct and indirect wages reflected this improvement, which was attributable to efficiencies realized because of the increase in freight volume. Included in the benefit expense was a $2.8 million increase in cost associated with the Company sponsored pension plan. Operating supplies and expenses increased slightly to 17.8% of revenue, up from 17.3% in the prior year quarter, as favorable variances due to the growth in freight volume were more than offset by a 60% increase in fuel prices. The growth in purchased transportation as a percent of revenue was due to the 14% increase of linehaul miles run on the railroads. Insurance and claims expense grew because of increased costs of property damage and public liability claims. Depreciation expense declined as a percent of revenue because we were able to handle the significant growth in tonnage using existing capacity.

The following table is a comparison of operating statistics for the first quarter of 2003 and 2002:

	Twelve Weeks Ended
	(First Quarter)
			Percentage
	March 29, 2003	March 23, 2002	change

LTL tons	1,458,227	1,205,865	20.9%
Truckload tons	290,526	261,511	11.1%

Total tons	1,748,753	1,467,376	19.2%
LTL shipments	3,100,366	2,570,689	20.6%
Truckload shipments	36,304	32,102	13.1%

Total shipments	3,136,670	2,602,791	20.5%
Revenue per LTL ton	$449.95	$425.91	5.6%
Revenue per truckload ton	$169.07	$152.83	10.6%
Total revenue per ton	$403.28	$377.24	6.9%

New Penn Motor Express

Results of operations for the first quarter ended March 29, 2003 compared to the first quarter ended March 23, 2002

Revenue was $48.8 million for the first quarter of 2003, up 7.5% from $45.4 million in the first quarter of 2002. Since there was a 6.9% increase in the number of working days in the current quarter compared to the prior year quarter (62 versus 58 working days), daily tonnage levels were nearly flat compared to the year-earlier quarter. Tonnage in the current quarter was lower than anticipated due to severe winter storms that plagued much of New Penn’s primary service area. The operating ratio for New Penn was 94.6% in the first quarter of 2003, compared to 92.7% in the same quarter last year.

The severe winter storms also lead to operational inefficiencies. Salaries and wages increased to 68.5% of revenue in the current quarter, compared to 67.6% in the first quarter of 2002, and operating supplies and expenses increased to 15.7% of revenue from 13.5% in the prior year quarter. Additionally, operating supplies were impacted by higher fuel prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the operating statistics for the first quarter of 2003 and 2002:

	Twelve Weeks Ended
	(First Quarter)
			Percentage
	March 29, 2003	March 23, 2002	change

LTL tons	185,678	177,264	4.7%
Truckload tons	28,888	23,913	20.8%

Total tons	214,566	201,177	6.7%
LTL shipments	421,736	395,154	6.7%
Truckload shipments	3,552	3,024	17.5%

Total shipments	425,288	398,178	6.8%
Revenue per LTL ton	$246.18	$241.77	1.8%
Revenue per truckload ton	$107.90	$106.73	1.1%
Total revenue per ton	$227.56	$225.72	0.8%

Liquidity and capital resources

At the end of the quarter, cash and marketable securities amounted to $117 million, a $10 million increase from year-end 2002. During the current quarter, cash provided by operating activities was $4.3 million, as compared to the $44.4 million use of cash in the first quarter of 2002. Two major items in 2002 contributed to the use of cash: $29 million related to the Roadway Next Day acquisition, and $9 million for the purchase of stock to fund employee stock plans. Cash outlays for the acquisition were completed in 2002. Beginning in 2003, existing treasury shares were used to fund the employee stock plans, so additional share purchases have not been necessary.

Capital expenditures were $13.8 million during the quarter. Capital expenditures are financed primarily through internally generated funds. Future expenditures are expected to be financed in a similar manner, along with planned replacements through operating lease arrangements. Gross capital expenditures of $95 to $105 million are expected for 2003. The capital expenditures are primarily designated for revenue equipment, facilities, and information systems.

The Company’s credit facility consists of a five-year, $215 million senior revolving credit facility with a $165 million sublimit for letters of credit, and a five-year $175 million senior term loan. As of March 29, 2002, there were no amounts outstanding under the revolving credit facility, but availability had been reduced by $123 million as a result of the issuance of letters of credit, primarily related to casualty claims. As of March 29, 2002, $58 million was outstanding under the senior term loan facility, with quarterly installments ranging from $2.5 million in 2003 to $4.9 million in 2006. Management intends to repay the entire balance by year-end 2003, which will increase our flexibility as we move forward with our strategic initiatives. The senior term loan accrued interest at the rate of 2.91% as of March 29, 2003.

On January 23, 2003, the sale of ATS was completed for $55 million. The sale of ATS resulted in a mandatory prepayment of $24 million on the senior term loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s $225 million of 81/4% senior notes are due December 1, 2008. Interest is due semi-annually on June 1 and December 1.

The Company’s Canadian subsidiary also has a $10 million credit facility available for borrowing under a secured revolving line of credit and bankers’ acceptances. At March 29, 2003, there were no amounts outstanding on this facility.

At March 29, 2003, the Company had outstanding debt of $283 million, $9.7 million of which is classified as current on the balance sheet. Remaining borrowing capacity of $102 million is currently available under the arrangements described above.

The financing arrangements include covenants that require the Company to comply with certain financial ratios, including leverage and fixed-charge coverage ratios, and maintenance of a minimum level of tangible net worth. The Company was in compliance with all covenants as of March 29, 2003.

Management believes that cash flows from operations and current financing sources will be sufficient to support working capital needs, projected capital expenditures, dividends to shareholders, and anticipated expenditures for other corporate purposes.

Off Balance Sheet Arrangements

Roadway can finance up to $200 million of its domestic accounts receivable under the accounts receivable securitization arrangement, which has a three-year term. Under this arrangement, undivided interests in Roadway’s domestic accounts receivable are sold through a special purpose entity (SPE), a wholly owned subsidiary of Roadway, without recourse, to an unrelated third party financial conduit. At March 29, 2003, undivided interests in the accounts receivable pool aggregating $100 million were sold under this arrangement, leaving an additional $100 million available. This arrangement allowed Roadway Express to immediately use the $100 million to be collected on accounts receivable at an effective rate of 2.6% during the first quarter of 2003.

The arrangement provides that new Roadway accounts receivable are immediately sold to the SPE. Roadway, through its SPE, retains the risk of credit loss on the receivables. The conduit has collection rights to recover payments from the designated accounts receivable and Roadway retains collection and administrative responsibilities for all accounts receivable.

Other matters

Under the terms of the Company’s current contract with the Teamsters, which extends through March 31, 2008, wage increases approximating 1.7% of wages and benefits were effective April 1, 2003 with another increase of approximately 2.0%, which will be effective August 1, 2003, designated for benefits.

Reserves for casualty claims represent management’s estimates of claims for property damage and public liability and workers’ compensation. The Company manages casualty claims with assistance of a third party administrator (TPA) along with oversight by a major risk management provider. The Company is self-insured for these claims with retention generally limited to $3 million. The Company and its TPA closely monitor the liability balances by using actual adjuster evaluations of each claim and a statistical benchmarking database for analysis of reserve accuracy.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

While most of the information provided herein is historical, some of the comments made are forward looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook for expectations for revenue, earnings or other future financial or business performance, strategies, expectations and goals. All statements that are not historical statements of fact are “forward-looking statements” and are subject to numerous risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements include all comments relating to our beliefs and expectations as to future events and trends affecting our business, results of operations and financial condition. We intend for the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “continues,” “projects,” and similar expressions to identify forward-looking statements. The risks and uncertainties include, among others, variable factors such as capacity and rate levels in the motor freight industry; fuel prices; the impact of competition; the state of the national economy; the success of our operating plans, including our ability to manage growth and control costs; labor relations matters, and, uncertainties concerning the impact terrorist activities may have on the economy and the motor freight industry. We have based these forward-looking statements on management’s analysis about future events only as of the date of this filing. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this filing. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our subsidiaries. In addition to the disclosure contained in this document, you should carefully review the risks and uncertainties contained in other documents Roadway Corporation files from time to time with the Securities and Exchange Commission. Those documents are accessible on the SEC’s website at www.sec.gov and through our website at www.roadwaycorp.com.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Roadway has interest rate swap agreements with major commercial banks that fix the interest rate payable on its trailer leases, which are otherwise variable, and principally based on LIBOR. The value of the leases upon which the payments are based was not changed due to these agreements. The agreements, which expire from 2003 to 2004, fix Roadway’s interest costs at rates varying from 5.62% to 5.89% on leases with a notional amount of $10.9 million, and prevent the Company’s earnings from being directly affected by changes in interest rates related to the trailer leases. The fair value of Roadway’s interest rate swaps at March 29, 2003 is a liability of approximately $250,000, net of income taxes, and has been determined using proprietary financial models developed by the lending institutions that are counterparties to the swap arrangements.

The Company may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar and Mexican peso. A 10% adverse change in foreign currency exchange rates would have no material impact on future cash flows and earnings of the Company.

The effect on the Company of fuel price increases is mitigated by a variable rate fuel surcharge when the national average diesel fuel price exceeds $1.10 per gallon. This surcharge has been in place at varying rates since the third quarter of 1999, and was discussed above.

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

PART II — OTHER INFORMATION

Item 2. Changes in securities and use of proceeds

The Company maintains a Union Stock Plan. Participation in the Union Stock Plan is involuntary, and the plan is noncontributory. Shares of Common Stock are awarded to participants in the Union Stock Plan as a bonus based on operating margin, accident and injury record, and attendance. During the first quarter of 2003, the Company issued a total of 20,014 shares of Common Stock to participants under the plan. The Company has concluded that the award of a Common Stock bonus under the Union Stock Plan does not involve a “sale” of a security and thus is not subject to registration under the Securities Act of 1933, as amended.

On January 15, 2003, the Company granted 3,124 shares of common stock, par value $0.01 per share, to the members of the Roadway Express, Inc. Medical Board. These transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on March 26, 2003. Three matters were voted upon at this meeting:

1.	The election of eight members to the Board of Directors

2.	Approving an amendment to the Roadway Corporation 2001 Employee Stock Purchase Plan

3.	Ratification of the appointment of Ernst & Young LLP as the independent auditors.

There were 17,849,946 shares voted of the 19,580,662 shares outstanding and entitled to vote. The following table shows the results of the vote.

	For	Against	Abstain

Proposal #1
Frank P. Doyle	17,188,812	–	661,134
John F. Fiedler	17,276,821	–	573,125
Dale F. Frey	17,135,025	–	714,921
Phillip J. Meek	17,207,398	–	642,548
Carl W. Schafer	17,116,820	–	733,126
James D. Staley	17,227,553	–	622,393
Sarah Roush Werner	17,469,819	–	380,127
Michael W. Wickham	17,169,359	–	680,587

Proposal #2	17,015,494	649,561	184,891

Proposal #3	17,173,107	522,875	153,964

Item 5. Other information

On January 24, 2003, the Board of Directors declared a cash dividend of $0.05 per share on the Company’s common stock paid on March 3, 2003, to shareholders of record on February 14, 2003.

On April 24, 2003, the Board of Directors declared a cash dividend of $0.05 per share on the Company’s common stock payable on June 2, 2003, to shareholders of record on May 9, 2003.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.

99.1	Condensed Consolidated Financial Statements of Roadway Express, Inc. and Subsidiaries for the quarters ended March 29, 2003 and March 23, 2002.

99.2	Condensed Consolidated Financial Statements of Roadway Next Day Corporation for the quarters ended March 29, 2003 and March 23, 2002.

99.3	Chief Executive Officer’s certification of financial statements and related information with respect to the Company’s quarterly report on Form 10-Q for the quarter ended March 29, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Chief Financial Officer’s certification of financial statements and related information with respect to the Company’s quarterly report on Form 10-Q for the quarter ended March 29, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	List of the Current Reports on Form 8-K that were filed in the first quarter of 2003:

Filing Date of Form 8-K	Description

March 27, 2003	Officer certification of financial statements and related information with respect to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2002.

January 9, 2003	Press release dated December 30, 2002, announcing that the Company entered into an agreement to sell its Arnold Transportation Services subsidiary to a management group led by Michael S. Walters, the unit’s president and chief executive officer and a private equity firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADWAY CORPORATION

Date: May 7, 2003	By:	/s/ J. Dawson Cunningham J. Dawson Cunningham, Executive Vice President and Chief Financial Officer

Date: May 7, 2003	By:	/s/ John G. Coleman John G. Coleman, Controller

CERTIFICATIONS

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James D. Staley, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Roadway Corporation;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ James D. Staley James D. Staley Chief Executive Officer

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Dawson Cunningham, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Roadway Corporation;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ J. Dawson Cunningham J. Dawson Cunningham Executive Vice President and Chief Financial Officer