Form 10-Q
period 2003-06-21
ROADWAY CORP
filed 2003-07-29
CIK 1141496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period ended June 21, 2003.
OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
Yes ✓   No        .

The number of shares of common stock ($.01 par value) outstanding as of June 21, 2003 was 19,898,002.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Roadway Corporation and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
Roadway Corporation and Subsidiaries Condensed Statements of Consolidated Income (Unaudited)
Roadway Corporation and Subsidiaries Condensed Statements of Consolidated Income (Unaudited)
Roadway Corporation and Subsidiaries Condensed Statements of Consolidated Cash Flows (Unaudited)
Roadway Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Disclosure Controls and Procedures
PART II — OTHER INFORMATION
Item 2. Changes in securities and use of proceeds
Item 5. Other information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit 10.20
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
Exhibit 99.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Roadway Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 21, 2003	December 31, 2002

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$125,692	$106,929
Accounts receivable, including retained interest in securitized receivables, net	215,055	230,216
Assets of discontinued operations	—	87,431
Other current assets	49,541	38,496

Total current assets	390,288	463,072
Carrier operating property, at cost	1,511,699	1,515,648
Less allowance for depreciation	1,015,682	1,006,465

Net carrier operating property	496,017	509,183
Goodwill, net	286,181	283,910
Other assets	91,093	79,708

Total assets	$1,263,579	$1,335,873

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$164,806	$193,501
Salaries and wages	125,162	151,464
Liabilities of discontinued operations	—	32,407
Other current liabilities	61,889	83,518

Total current liabilities	351,857	460,890
Long-term liabilities:
Casualty claims and other	75,505	78,548
Accrued pension and retiree medical	147,800	135,053
Long-term debt	270,279	273,513

Total long-term liabilities	493,584	487,114
Shareholders’ equity:
Common Stock - $.01 par value
Authorized - 100,000,000 shares
Issued - 20,556,714 shares	206	206
Outstanding – 19,898,002 in 2003 and 19,368,590 in 2002
Other shareholders’ equity	417,932	387,663

Total shareholders’ equity	418,138	387,869

Total liabilities and shareholders’ equity	$1,263,579	$1,335,873

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Income (Unaudited)

	Twelve Weeks Ended
	(Second Quarter)
	June 21, 2003	June 15, 2002

	(in thousands, except per share data)
Revenue	$741,528	$656,003
Operating expenses:
Salaries, wages and benefits	468,223	427,273
Operating supplies and expenses	130,022	107,104
Purchased transportation	75,725	57,775
Operating taxes and licenses	18,688	17,481
Insurance and claims expense	14,529	13,129
Provision for depreciation	16,870	18,152
Net loss on disposal of operating property	30	283

Total operating expenses	724,087	641,197

Operating income from continuing operations	17,441	14,806
Other (expense), net	(6,044)	(6,823)

Income from continuing operations before income taxes	11,397	7,983
Provision for income taxes	4,787	3,347

Income from continuing operations	6,610	4,636
(Loss) income from discontinued operations	(302)	1,038

Net income	$6,308	$5,674

Earnings (loss) per share – basic:
Continuing operations	$0.35	$0.25
Discontinued operations	(0.02)	0.05

Total earnings per share – basic	$0.33	$0.30

Earnings (loss) per share – diluted:
Continuing operations	$0.35	$0.25
Discontinued operations	(0.02)	0.05

Total earnings per share – diluted	$0.33	$0.30

Average shares outstanding – basic	18,955	18,474
Average shares outstanding – diluted	19,336	18,888
Dividends declared per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Income (Unaudited)

	Twenty-four Weeks Ended
	(Two Quarters)
	June 21, 2003	June 15, 2002

	(in thousands, except per share data)
Revenue	$1,495,598	$1,254,970
Operating expenses:
Salaries, wages and benefits	943,658	826,437
Operating supplies and expenses	260,434	206,313
Purchased transportation	150,509	109,284
Operating taxes and licenses	38,554	33,045
Insurance and claims expense	29,641	24,560
Provision for depreciation	34,169	36,240
Net loss on disposal of operating property	841	578

Total operating expenses	1,457,806	1,236,457

Operating income from continuing operations	37,792	18,513
Other (expense), net	(12,838)	(13,647)

Income from continuing operations before income taxes	24,954	4,866
Provision for income taxes	10,481	2,103

Income from continuing operations	14,473	2,763
(Loss) income from discontinued operations	(155)	1,162

Net income	$14,318	$3,925

Earnings (loss) per share – basic:
Continuing operations	$0.77	$0.15
Discontinued operations	(0.01)	0.06

Total earnings per share – basic	$0.76	$0.21

Earnings (loss) per share – diluted:
Continuing operations	$0.76	$0.15
Discontinued operations	(0.01)	0.06

Total earnings per share – diluted	$0.75	$0.21

Average shares outstanding – basic	18,802	18,514
Average shares outstanding – diluted	19,177	18,968
Dividends declared per share	$0.10	$0.10

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Cash Flows (Unaudited)

	Twenty-four Weeks Ended
	(Two Quarters)
	June 21, 2003	June 15, 2002

	(in thousands)
Cash flows from operating activities
Income from continuing operations	$14,473	$2,763
Depreciation and amortization	35,849	37,175
Other operating adjustments	(31,928)	(45,756)

Net cash provided (used) by operating activities	18,394	(5,818)
Cash flows from investing activities
Purchases of carrier operating property	(22,448)	(24,313)
Sales of carrier operating property	1,721	1,869
Business disposal	47,430	—

Net cash provided (used) by investing activities	26,703	(22,444)
Cash flows from financing activities
Dividends paid	(1,931)	(1,940)
Treasury stock activity, net	1,713	(1,383)
Transfer from discontinued operation	—	2,500
Long-term (repayments) borrowings	(26,426)	(2,500)

Net cash (used) by financing activities	(26,644)	(3,323)
Effect of exchange rate changes on cash	348	(90)

Net increase (decrease) in cash and cash equivalents from continuing operations	18,801	(31,675)
Net (decrease) in cash and cash equivalents from discontinued operations	(38)	(5,163)
Cash and cash equivalents at beginning of period	106,929	110,432

Cash and cash equivalents at end of period	$125,692	$73,594

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and twenty-four weeks ended June 21, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Roadway Corporation Annual Report on Form 10-K for the year ended December 31, 2002.

The Company completed the required goodwill impairment test under SFAS No. 142 for all reporting units effective June 21, 2003 which did not indicate any impairment. The Company expects to perform the required annual goodwill impairment assessment on a recurring basis at the end of the second quarter each year, or more frequently should any indicators of possible impairment be identified.

Note 2—Accounting Period

Roadway Corporation (the registrant or Company) operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note 3—Discontinued operations

On December 26, 2002, the Company entered into an agreement to sell Arnold Transportation Services (ATS) to a management group led by the unit’s president and a private equity firm, for approximately $55,000,000. The ATS business segment was acquired as part of the Company’s purchase of Arnold Industries, Inc. (subsequently renamed Roadway Next Day Corporation) in November 2001, but did not fit the Company’s strategic focus of being a LTL carrier. The transaction was completed on January 23, 2003. The Company did not recognize a significant gain or loss as a result of this transaction.

The Company has reported the ATS results as a discontinued operation in the accompanying financial statements and, unless otherwise stated, the notes to the financial statements for all periods presented exclude the amounts related to this discontinued operation.

Note 4—Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Twelve Weeks Ended		Twenty-four Weeks Ended
	(Second Quarter)		(Two Quarters)
	June 21, 2003	June 15, 2002	June 21, 2003	June 15, 2002

		(in thousands, except per share data)
Income (loss) from:
Continuing operations	$6,610	$4,636	$14,473	$2,763
Discontinued operations	(302)	1,038	(155)	1,162

Net income	$6,308	$5,674	$14,318	$3,925

Weighted-average shares for basic earnings per share	18,955	18,474	18,802	18,514
Management incentive stock plans	381	414	375	454

Weighted-average shares for diluted earnings per share	19,336	18,888	19,177	18,968

Basic earnings (loss) per share from:
Continuing operations	$0.35	$0.25	$0.77	$0.15
Discontinued operations	(0.02)	0.05	(0.01)	0.06

Basic earnings per share	$0.33	$0.30	$0.76	$0.21

Diluted earnings (loss) per share from:
Continuing operations	$0.35	$0.25	$0.76	$0.15
Discontinued operations	(0.02)	0.05	(0.01)	0.06

Diluted earnings per share	$0.33	$0.30	$0.75	$0.21

Note 5—Segment information

The Company provides freight services in two business segments: Roadway Express (Roadway) and New Penn Motor Express (New Penn). The Roadway segment provides long haul, expedited, and regional LTL freight services in North America and offers services to over 100 countries worldwide. The New Penn segment provides regional, next-day LTL freight services primarily in the northeast region of the United States.

The Company’s reportable segments are identified based on differences in products, services, and management structure. The measurement basis of segment profit or loss is operating income. Business segment assets consist primarily of customer receivables, net carrier operating property, and goodwill.

	Twelve weeks ended June 21, 2003
	(Second Quarter)
	Roadway Express	New Penn	Total

	(in thousands)
Revenue	$691,156	$50,372	$741,528
Operating expense:
Salaries, wages & benefits	433,101	32,657	465,758
Operating supplies	125,734	7,244	132,978
Purchased transportation	75,276	449	75,725
Operating license and tax	17,182	1,427	18,609
Insurance and claims	13,599	684	14,283
Depreciation	14,472	2,232	16,704
Net loss (gain) on sale of operating property	(21)	51	30

Total operating expense	679,343	44,744	724,087

Operating income	$11,813	$5,628	$17,441

Operating ratio	98.3%	88.8%	97.6%
Total assets	$761,817	$405,914	$1,167,731

Note 5—Segment information (continued)

	Twelve weeks ended June 15, 2002
	(Second Quarter)
	Roadway Express	New Penn	Total

	(in thousands)
Revenue	$606,409	$49,594	$656,003
Operating expense:
Salaries, wages & benefits	392,635	32,722	425,357
Operating supplies	103,488	5,937	109,425
Purchased transportation	57,317	458	57,775
Operating license and tax	16,043	1,383	17,426
Insurance and claims	11,964	947	12,911
Depreciation	15,416	2,615	18,031
Net loss (gain) on sale of operating property	303	(20)	283

Total operating expense	597,166	44,042	641,208

Operating income	$9,243	$5,552	$14,795

Operating ratio	98.5%	88.8%	97.7%
Total assets	$713,832	$336,587	$1,050,419

	Twenty-four weeks ended June 21, 2003
	(Two Quarters)
	Roadway Express	New Penn	Total

	(in thousands)
Revenue	$1,396,400	$99,198	$1,495,598
Operating expense:
Salaries, wages & benefits	872,539	66,100	938,639
Operating supplies	251,560	14,911	266,471
Purchased transportation	149,518	991	150,509
Operating license and tax	35,561	2,816	38,377
Insurance and claims	27,494	1,638	29,132
Depreciation	29,396	4,441	33,837
Net loss (gain) on sale of operating property	781	60	841

Total operating expense	1,366,849	90,957	1,457,806

Operating income	$29,551	$8,241	$37,792

Operating ratio	97.9%	91.7%	97.5%

Note 5—Segment information (continued)

	Twenty-four weeks ended June 15, 2002
	(Two Quarters)
	Roadway Express	New Penn	Total

	(in thousands)
Revenue	$1,159,967	$95,003	$1,254,970
Operating expense:
Salaries, wages & benefits	758,970	63,431	822,401
Operating supplies	198,987	12,051	211,038
Purchased transportation	108,443	841	109,284
Operating license and tax	30,231	2,742	32,973
Insurance and claims	22,352	1,841	24,193
Depreciation	30,685	5,305	35,990
Net loss (gain) on sale of operating property	649	(71)	578

Total operating expense	1,150,317	86,140	1,236,457

Operating income	$9,650	$8,863	$18,513

Operating ratio	99.2%	90.7%	98.5%

Reconciliation of segment operating income to consolidated operating income from continuing operations before taxes:

	Twelve Weeks Ended		Twenty-four weeks ended
	(Second Quarter)		(Two quarters)
	June 21, 2003	June 15, 2002	June 21, 2003	June 15, 2002

		(in thousands)
Segment operating income from continuing operations	$17,441	$14,795	$37,792	$18,513
Unallocated corporate income	—	11	—	—
Interest (expense)	(4,779)	(5,473)	(9,881)	(10,937)
Other (expense), net	(1,265)	(1,350)	(2,957)	(2,710)

Consolidated income from continuing operations before taxes	$11,397	$7,983	$24,954	$4,866

Note 5—Segment information (continued)

Reconciliation of total segment assets to total consolidated assets:

	June 21, 2003	December 31, 2002

	(in thousands)
Total segment assets	$1,167,731	$1,211,584
Unallocated corporate assets	103,142	41,351
Assets of discontinued operations	—	87,431
Elimination of intercompany balances	(7,294)	(4,493)

Consolidated assets	$1,263,579	$1,335,873

Note 6—Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments and derivative fair value adjustments as shown below:

	Twelve weeks Ended		Twenty-four weeks ended
	(Second Quarter)		(Two quarters)
	June 21, 2003	June 15, 2002	June 21, 2003	June 15, 2002

		(in thousands)
Net income	$6,308	$5,674	$14,318	$3,925
Foreign currency translation adjustments	3,089	1,122	5,776	(56)
Derivative fair value adjustment	50	—	126	—

Comprehensive income	$9,447	$6,796	$20,220	$3,869

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

Note 8—Subsequent event

On July 8, 2003, the Company announced the signing of a definitive agreement under which Yellow Corporation would acquire Roadway for approximately $966 million, or $48 per share. See the Company’s 8-K filed on July 8, 2003 for further information and details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated results of operations for the second quarter ended June 21, 2003 compared to the second quarter ended June 21, 2002

Consolidated revenue was $742 million in the current quarter, a 13% increase from second quarter 2002. This increase was primarily due to increased revenue at Roadway Express following the shutdown in September 2002 of Consolidated Freightways, a major competitor. Operating expenses grew by nearly the same amount, and the operating ratio (operating expenses as a percentage of revenue) improved by 0.1 points to 97.6%, compared to last year’s 97.7%. The Company’s consolidated operating income was $17.4 million compared to $14.8 million in the second quarter of 2002. This increase in operating income is solely attributable to the improved performance of Roadway Express. The net other expense of $6.0 million is primarily composed of interest and amortization of financing costs associated with the acquisition of Roadway Next Day in 2001. The Company had net income of $6.3 million or $0.33 per share (diluted), for the current quarter, compared to a net income of $5.7 million, or $0.30 per share (diluted) in the same quarter last year.

The effective tax rate for the second quarter of 2003 was 42.0%, compared to 41.9% in the second quarter of 2002. This tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

Consolidated results of operations for the two quarters ended June 21, 2003 compared to the two quarters ended June 15, 2002

Consolidated revenue was $1,496 million in the first two quarters, a 19% increase from the first two quarters of 2002. This increase was primarily due to increased revenue at Roadway Express following the shutdown in September 2002 of Consolidated Freightways, a major competitor. In addition, Roadway’s first two quarters this year contained 121 working days compared to 117 working days in last year’s first two quarters. Operating expenses grew by 17.9%, and the operating ratio (operating expenses as a percentage of revenue) improved by 1.0 points to 97.5%, compared to last year’s 98.5%. The Company’s consolidated operating income was $37.8 million compared to $18.5 million in 2002. This increase in operating income is solely attributable to the improved performance of Roadway Express. The net other expense of $12.8 million is primarily composed of interest and amortization of financing costs. The Company had net income of $14.3 million or $0.75 per share (diluted), for the first two quarters of 2003, compared to a net income of $3.9 million, or $0.21 per share (diluted) in the prior year.

In January 2003, we sold ATS, the truckload subsidiary of Roadway Next Day Corporation, for $55 million. ATS has been accounted for as a discontinued operation for all periods presented.

Contract negotiations with the Teamsters were successfully concluded in early February 2003, well in advance of the March 31, 2003 expiration date. The Teamsters ratified this new five-year contract on March 28, 2003.

The effective tax rate for the first two quarters of 2003 was 42.0%, compared to 43.2% in the first two quarters of 2002. This tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Roadway Express, Inc.

Results of operations for the second quarter ended June 21, 2003 compared to the second quarter ended June 15, 2002

Roadway delivered 1.8 million tons of freight in the current quarter, an increase of 11.2% compared to the prior year’s second quarter. This improvement is primarily due to the shutdown of Consolidated Freightways, and we expect that positive tonnage comparisons will continue through the third quarter of 2003. Less-than-truckload (LTL) tons were up 11.8% while truckload tons were up 8.4%. Net revenue per ton was $388.18, up 2.5% compared to the same quarter last year, with LTL up 1.9% and truckload up 5.6%. Without the revenue increase relating to the fuel surcharge, freight rates were up 1.2% compared to the second quarter of 2002. During the second quarter, Roadway began to experience a shift in its freight mix, where the company saw some loss of higher-yielding time-critical freight. In addition, an increase in the average shipment size and a decrease in the average length-of-haul both contributed to lower revenue rates. To offset this revenue yield decline, Roadway announced a rate increase of 5.9% effective July 13, 2003. The continued economic sluggishness has lead to increased pricing pressures, especially in the regional markets. A variable rate fuel surcharge averaged 3.1% of revenue in the current quarter compared to 1.8% of revenue in the prior-year quarter. Total operating expenses increased by 13.8%, while revenue increased 14.0%, leading to an improvement in the operating ratio to 98.3%, compared to a 98.5% in the same quarter last year.

Salaries, wages, and benefits as a percentage of revenue decreased to 62.7% in the current quarter, from 64.8% in the second quarter of 2002. Both direct and indirect wages reflected this improvement, which was attributable to efficiencies realized because of the increase in freight volume. Included in the benefit expense was a $3.6 million increase in cost associated with the Company-sponsored pension plan, and a $2.7 million increase in variable pay related to performance. Operating supplies and expenses increased slightly to 18.2% of revenue, up from 17.1% in the prior year quarter, as favorable variances due to the growth in freight volume were more than offset by higher fuel prices and increases in terminal and administrative costs. The growth in purchased transportation as a percent of revenue was primarily due to the 24% increase of linehaul miles run on the railroads. We also saw expense increases related to air service provided. Depreciation expense declined as a percent of revenue because we were able to handle the significant growth in tonnage using existing capacity.

The following table is a comparison of operating statistics for the second quarter of 2003 and 2002:

	Twelve Weeks Ended
	(Second Quarter)		Percentage
	June 21, 2003	June 15, 2002	change

LTL tons	1,467,657	1,312,943	11.8%
Truckload tons	312,853	288,494	8.4%

Total tons	1,780,510	1,601,437	11.2%
LTL shipments	3,095,453	2,770,619	11.7%
Truckload shipments	38,315	34,799	10.1%

Total shipments	3,133,768	2,805,418	11.7%
Revenue per LTL ton	$436.33	$428.11	1.9%
Revenue per truckload ton	$162.27	$153.63	5.6%
Total revenue per ton	$388.18	$378.67	2.5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations for the two quarters ended June 21, 2003 compared to the two quarters ended June 15, 2002

Roadway delivered 3.5 million tons of freight in the first two quarters, an increase of 15.0% compared to the prior year. This improvement is primarily due to the shutdown of Consolidated Freightways, as discussed above. Less-than-truckload (LTL) tons were up 16.2% while truckload tons were up 9.7%. There were four more working days in the first two quarters of 2003 compared to the same period last year. Net revenue per ton was $395.66, up 4.7% compared to the same two quarters last year, with LTL up 3.8% and truckload up 8.0%. Without the revenue increase relating to the fuel surcharge, freight rates were up 2.4% compared to the first two quarters of 2002. The variable rate fuel surcharge averaged 3.6% of revenue in the two quarters ended June 21, compared to 1.3% of revenue in the prior-year period. Total operating expenses increased by 18.8%, while revenue increased 20.4%, leading to an improvement in the operating ratio to 97.9%, compared to a 99.2% in the first two quarters last year.

The changes in operating expenses that are discussed above in the results of operations for the second quarter 2003 also apply to the two quarters ended June 21.

The following table is a comparison of operating statistics for the first two quarters of 2003 and 2002:

	Twenty-four Weeks Ended
	(Two Quarters)		Percentage
	June 21, 2003	June 15, 2002	change

LTL tons	2,925,884	2,518,808	16.2%
Truckload tons	603,379	550,005	9.7%

Total tons	3,529,263	3,068,813	15.0%
LTL shipments	6,195,819	5,341,308	16.0%
Truckload shipments	74,619	66,901	11.5%

Total shipments	6,270,438	5,408,209	15.9%
Revenue per LTL ton	$443.12	$427.06	3.8%
Revenue per truckload ton	$165.55	$153.25	8.0%
Total revenue per ton	$395.66	$377.99	4.7%

New Penn Motor Express

Results of operations for the second quarter ended June 21, 2003 compared to the second quarter ended June 15, 2002

Revenue was $50 million for the second quarter of 2003, up 1.6% from second quarter of 2002, while tonnage was 1.2% lower. The slow economic recovery and the highly competitive Northeast market prevented New Penn from showing year-over-year tonnage improvements. The operating ratio for New Penn was 88.8% in the second quarter of 2003, unchanged from last year’s second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the operating statistics for the second quarter of 2003 and 2002:

	Twelve Weeks Ended
	(Second Quarter)		Percentage
	June 21, 2003	June 15, 2002	change

LTL tons	190,472	193,891	(1.8)%
Truckload tons	28,783	27,935	3.0%

Total tons	219,255	221,826	(1.2)%
LTL shipments	431,608	428,547	0.7%
Truckload shipments	3,486	3,459	0.8%

Total shipments	435,094	432,006	0.7%
Revenue per LTL ton	$248.25	$240.54	3.2%
Revenue per truckload ton	$107.26	$105.81	1.4%
Total revenue per ton	$229.74	$223.57	2.8%

Results of operations for the two quarters ended June 21, 2003 compared to the two quarters ended June 15, 2002

Revenue was $99 million for the first two quarters of 2003, up 4.4% from the same period in 2002, while tonnage was up 2.6%. The first two quarters this year had four more working days than the same period in 2002, so tonnage on a daily basis has declined slightly. The unusually harsh winter in the Northeast, combined with the slow economic recovery and the highly competitive market, prevented New Penn from showing year-over-year tonnage improvements on a daily basis. New Penn did not benefit from the shutdown of Consolidated Freightways since Consolidated did not operate in the next-day market. The operating ratio for New Penn was 91.7% in the first two quarters of 2003, a deterioration from last year’s 90.7%.

The following table shows the operating statistics for the first two quarters of 2003 and 2002:

	Twenty-four Weeks Ended
	(Two Quarters)		Percentage
	June 21, 2003	June 15, 2002	change

LTL tons	376,150	371,155	1.3%
Truckload tons	57,671	51,848	11.2%

Total tons	433,821	423,003	2.6%
LTL shipments	853,344	823,701	3.6%
Truckload shipments	7,038	6,483	8.6%

Total shipments	860,382	830,184	3.6%
Revenue per LTL ton	$247.23	$241.13	2.5%
Revenue per truckload ton	$107.56	$106.24	1.3%
Total revenue per ton	$228.66	$224.59	1.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and capital resources

At the end of the quarter, cash and marketable securities amounted to $126 million, a $19 million increase from year-end 2002. During the first two quarters, cash provided by operating activities was $18.4 million, as compared to the $5.8 million use of cash in the first quarter of 2002. Two major items in 2002 contributed to the use of cash: $29 million related to the Roadway Next Day acquisition, and $9 million for the purchase of stock to fund employee stock plans. Cash outlays for the acquisition were completed in 2002. Beginning in 2003, existing treasury shares were used to fund certain employee stock plans, so additional share purchases have not been necessary.

Capital expenditures were $22.5 million during the first two quarters, which was in line with last year. Capital expenditures are financed primarily through internally generated funds. Future expenditures are expected to be financed in a similar manner, along with planned replacements through operating lease arrangements. Gross capital expenditures of $95 to $105 million are expected for 2003. The capital expenditures are primarily designated for revenue equipment, facilities, and information systems.

The Company’s credit facility consists of a five-year, $215 million senior revolving credit facility with a $165 million sublimit for letters of credit, and a five-year $175 million senior term loan. As of June 21, 2003, there were no amounts outstanding under the revolving credit facility, but availability had been reduced by $128 million as a result of the issuance of letters of credit, primarily related to casualty claims. As of June 21, 2003, $56 million was outstanding under the senior term loan facility, with quarterly installments ranging from $2.5 million in 2003 to $4.9 million in 2006. Management intends to repay the entire balance by year-end 2003. The senior term loan accrued interest at the rate of 2.9% as of June 21, 2003.

On January 23, 2003, the sale of ATS was completed for $55 million. The sale of ATS resulted in a mandatory prepayment of $24 million on the senior term loan.

The Company’s $225 million of 81/4% senior notes are due December 1, 2008. Interest is due semi-annually on June 1 and December 1.

The Company’s Canadian subsidiary also has a $10 million credit facility available for borrowing under a secured revolving line of credit and bankers’ acceptances. At June 21, 2003, there were no amounts outstanding on this facility.

At June 21, 2003, the Company had outstanding debt of $281 million, $10.5 million of which is classified as current on the balance sheet. Remaining borrowing capacity of $97 million is currently available under the arrangements described above.

The financing arrangements include covenants that require the Company to comply with certain financial ratios, including leverage and fixed-charge coverage ratios, and maintenance of a minimum level of tangible net worth. The Company was in compliance with all covenants as of June 21, 2003.

Management believes that cash flows from operations and current financing sources will be sufficient to support working capital needs, projected capital expenditures, dividends to shareholders, and anticipated expenditures for other corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off Balance Sheet Arrangements

Roadway can finance up to $200 million of its domestic accounts receivable under the accounts receivable securitization arrangement, which has a three-year term expiring November 2004. Under this arrangement, undivided interests in Roadway’s domestic accounts receivable are sold through a special purpose entity (SPE), a wholly owned subsidiary of Roadway, without recourse, to an unrelated third party financial conduit. At June 21, 2003, undivided interests in the accounts receivable pool aggregating $100 million were sold under this arrangement, leaving an additional $100 million available. This arrangement allowed Roadway Express to immediately use the $100 million to be collected on accounts receivable at an effective rate of 2.6% during the second quarter of 2003.

The arrangement provides that new Roadway accounts receivable are immediately sold through the SPE. Roadway, through its SPE, retains the risk of credit loss on the receivables. The conduit has collection rights to recover payments from the designated accounts receivable and Roadway retains collection and administrative responsibilities for all accounts receivable.

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

On July 8, 2003, the Company announced the signing of a definitive agreement under which Yellow Corporation would acquire Roadway for approximately $966 million, or $48 per share. See the Company’s 8-K filed on July 8, 2003 for further information and details.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Roadway has interest rate swap agreements with major commercial banks that fix the interest rate payable on its trailer leases, which are otherwise variable, and principally based on LIBOR. The value of the leases upon which the payments are based was not changed due to these agreements. The agreements, which expire from 2003 to 2004, fix Roadway’s interest costs at rates varying from 5.62% to 5.89% on leases with a notional amount of $10.0 million, and prevent the Company’s earnings from being directly affected by changes in interest rates related to the trailer leases. The fair value of Roadway’s interest rate swaps at June 21, 2003 is a liability of approximately $200,000, net of income taxes, and has been determined using proprietary financial models developed by the lending institutions that are counterparties to the swap arrangements.

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

Item 4. Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Roadway’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 21, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. No significant changes were made in Roadway’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 2. Changes in securities and use of proceeds

The Company maintains a Union Stock Plan. Participation in the Union Stock Plan is involuntary, and the plan is noncontributory. Shares of Common Stock are awarded to participants in the Union Stock Plan as a bonus based on operating margin, accident and injury record, and attendance. During the first two quarters of 2003, the Company issued a total of 19,993 shares of Common Stock to participants under the plan. The Company has concluded that the award of a Common Stock bonus under the Union Stock Plan does not involve a “sale” of a security and thus is not subject to registration under the Securities Act of 1933, as amended.

On January 15, 2003, the Company granted 3,124 shares of common stock, par value $0.01 per share, to the members of the Roadway Express, Inc. Medical Board. These transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

Item 5. Other information

On July 7, 2003, the Board of Directors declared a cash dividend of $0.05 per share on the Company’s common stock payable on September 2, 2003, to shareholders of record on August 15, 2003.

On July 8, 2003, the Company announced the signing of a definitive agreement under which Yellow Corporation would acquire Roadway for approximately $966 million, or $48 per share. See the Company’s 8-K filed on July 8, 2003 for further information and details.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.

10.20	Board Service Agreement between Roadway Corporation and Michael W. Wickham.

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification of financial statements and related information with respect to the Company’s quarterly report on Form 10-Q for the quarter ended June 21, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification of financial statements and related information with respect to the Company’s quarterly report on Form 10-Q for the quarter ended June 21, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Condensed Consolidated Financial Statements of Roadway Express, Inc. and Subsidiaries for the quarters ended June 21, 2003 and June 15, 2002.

99.2	Condensed Consolidated Financial Statements of Roadway Next Day Corporation for the quarters ended June 21, 2003 and June 15, 2002.

(b)     List of the Current Reports on Form 8-K that were filed in the second quarter of 2003:

Filing Date of Form 8-K	Description

April 15, 2003	Press release concerning results of operations for the first quarter ending March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADWAY CORPORATION

Date: July 29, 2003	By:	/s/ J. Dawson Cunningham

J. Dawson Cunningham, Executive Vice President
and Chief Financial Officer

Date: July 29, 2003	By:	/s/ John G. Coleman

John G. Coleman, Controller