Form 10-Q
period 2003-09-13
ROADWAY CORP
filed 2003-10-27
CIK 1141496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Period ended September 13, 2003.
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______ to ______.

Commission file number 000-32821

ROADWAY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1956254 (I.R.S. Employer Identification No.)

1077 Gorge Boulevard, Akron, OH (Address of principal executive offices)	44310 (Zip Code)

Registrant’s telephone number, including area code (330) 384-1717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]   No [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [✓]   No [   ].

     The number of shares of common stock ($.01 par value) outstanding as of September 13, 2003 was 20,422,417.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Roadway Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 13, 2003	December 31, 2002

	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$132,894	$106,929
Accounts receivable, including retained interest in securitized receivables, net	241,975	230,216
Assets of discontinued operations	—	87,431
Other current assets	48,125	38,496

Total current assets	422,994	463,072
Carrier operating property, at cost	1,509,280	1,515,648
Less allowance for depreciation	1,017,936	1,006,465

Net carrier operating property	491,344	509,183
Goodwill, net	285,874	283,910
Other assets	83,201	79,708

Total assets	$1,283,413	$1,335,873

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$187,924	$193,501
Salaries and wages	125,863	151,464
Liabilities of discontinued operations	—	32,407
Other current liabilities	58,951	83,518

Total current liabilities	372,738	460,890
Long-term liabilities:
Casualty claims and other	71,584	78,548
Accrued pension and retiree medical	146,582	135,053
Long-term debt	248,924	273,513

Total long-term liabilities	467,090	487,114
Shareholders’ equity:
Common Stock - $.01 par value
Authorized - 100,000,000 shares
Issued - 20,556,714 shares	206	206
Outstanding – 20,422,417 in 2003 and 19,368,590 in 2002
Other shareholders’ equity	443,379	387,663

Total shareholders’ equity	443,585	387,869

Total liabilities and shareholders’ equity	$1,283,413	$1,335,873

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Income (Unaudited)

	Twelve Weeks Ended
	(Third Quarter)

	September 13, 2003	September 7, 2002

	(in thousands, except per share data)
Revenue	$751,594	$681,696
Operating expenses:
Salaries, wages and benefits	477,174	438,017
Operating supplies and expenses	122,412	108,176
Purchased transportation	77,246	63,850
Operating taxes and licenses	18,515	17,966
Insurance and claims expense	15,133	16,483
Provision for depreciation	16,658	18,079
Net (gain) loss on disposal of operating property	(5,068)	1,075
Compensation and other expense related to the acquisition by Yellow Corporation	24,337	—

Total operating expenses	746,407	663,646

Operating income from continuing operations	5,187	18,050
Interest (expense)	(4,735)	(5,469)
Other (expense), net	(1,544)	(1,181)

(Loss) income from continuing operations before income taxes	(1,092)	11,400
Provision for income taxes	2,309	4,944

(Loss) income from continuing operations	(3,401)	6,456
Income from discontinued operations	—	480

Net (loss) income	$(3,401)	$6,936

(Loss) earnings per share – basic:
Continuing operations	$(0.18)	$0.35
Discontinued operations	—	0.03

Total (loss) earnings per share – basic	$(0.18)	$0.38

(Loss) earnings per share – diluted:
Continuing operations	$(0.18)	$0.33
Discontinued operations	—	0.03

Total (loss) earnings per share – diluted	$(0.18)	$0.36

Average shares outstanding – basic	19,460	18,478
Average shares outstanding – diluted	19,460	18,914
Dividends declared per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Income (Unaudited)

	Thirty-six Weeks Ended
	(Three Quarters)

	September 13, 2003	September 7, 2002

	(in thousands, except per share data)
Revenue	$2,247,192	$1,936,666
Operating expenses:
Salaries, wages and benefits	1,420,832	1,264,454
Operating supplies and expenses	382,846	314,489
Purchased transportation	227,755	173,134
Operating taxes and licenses	57,069	51,011
Insurance and claims expense	44,774	41,043
Provision for depreciation	50,827	54,319
Net (gain) loss on disposal of operating property	(4,227)	1,653
Compensation and other expense related to the acquisition by Yellow Corporation	24,337	—

Total operating expenses	2,204,213	1,900,103

Operating income from continuing operations	42,979	36,563
Interest (expense)	(14,616)	(16,406)
Other (expense), net	(4,501)	(3,891)

Income from continuing operations before income taxes	23,862	16,266
Provision for income taxes	12,790	7,047

Income from continuing operations	11,072	9,219
(Loss) income from discontinued operations	(155)	1,642

Net income	$10,917	$10,861

Earnings (loss) per share – basic:
Continuing operations	$0.58	$0.50
Discontinued operations	(0.01)	0.09

Total earnings per share – basic	$0.57	$0.59

Earnings (loss) per share – diluted:
Continuing operations	$0.58	$0.48
Discontinued operations	(0.01)	0.09

Total earnings per share – diluted	$0.57	$0.57

Average shares outstanding – basic	19,018	18,502
Average shares outstanding – diluted	19,038	18,982
Dividends declared per share	$0.15	$0.15

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Condensed Statements of Consolidated Cash Flows (Unaudited)

	Thirty-six Weeks Ended
	(Three Quarters)

	September 13, 2003	September 7, 2002

	(in thousands)
Cash flows from operating activities
Income from continuing operations	$11,072	$9,219
Depreciation and amortization	53,226	55,565
Other operating adjustments	(10,050)	(20,654)

Net cash provided by operating activities	54,248	44,130
Cash flows from investing activities
Purchases of carrier operating property	(37,427)	(46,863)
Sales of carrier operating property	9,516	1,934
Business disposal (acquisition)	47,430	(24,191)

Net cash provided (used) by investing activities	19,519	(69,120)
Cash flows from financing activities
Dividends paid	(2,941)	(2,799)
Sale of treasury shares	8,927	994
(Purchase) of treasury shares	(2,203)	(14,115)
Transfer from discontinued operation	—	5,000
Long-term (repayments) borrowings	(51,851)	(5,000)

Net cash (used) by financing activities	(48,068)	(15,920)
Effect of exchange rate changes on cash	305	(200)

Net increase (decrease) in cash and cash equivalents from continuing operations	26,004	(41,110)
Net (decrease) in cash and cash equivalents from discontinued operations	(39)	(4,080)
Cash and cash equivalents at beginning of period	106,929	110,432

Cash and cash equivalents at end of period	$132,894	$65,242

The following table shows all non-cash investing and financing activities for the three quarters ended September 13, 2003 and September 7, 2002:

	Thirty-six Weeks Ended
	(Three Quarters)
	September 13, 2003	September 7, 2002

	(in thousands)
Investing activities: Issuance of Note Receivable in connection with the sale of ATS	$8,000	$–
Financing activities: Issuance of Treasury shares to fund various employee stock plans	$20,935	$13,568

See notes to condensed consolidated financial statements.

Roadway Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve and thirty-six weeks ended September 13, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Roadway Corporation Annual Report on Form 10-K for the year ended December 31, 2002.

Roadway Corporation (the Company) operates on 13 four-week accounting periods with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

The Company completed the required transitional goodwill impairment test under SFAS No. 142 for all reporting units effective June 21, 2003 which did not indicate any impairment. The Company expects to perform the required annual goodwill impairment assessment on a recurring basis at the end of the second quarter each year, or more frequently should any indicators of possible impairment be identified.

Roadway recognizes revenue on the date that freight is delivered to the consignee, at which time all services have been rendered. Roadway recognizes revenue on a gross basis since we are the primary obligor in the arrangement, even if we use other transportation service providers who act on our behalf, because we are responsible to the customer for complete and proper shipment, including the risk of physical loss or damage of the goods and cargo claims issues. In addition, we retain all credit risk. Related expenses are recognized as incurred.

Note 2—Stock-based compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company has adopted the disclosure provision of SFAS No. 148 as of December 31, 2002. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, the Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has issued stock options for which compensation expense is not recognized in the Company’s financial statements because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant.

The following table sets forth the impact of stock based compensation had we elected to follow SFAS 123:

	Twelve weeks ended		Thirty-six weeks ended
	(Third quarter)		(Three quarters)
	Sept 13, 2003	Sept 7, 2002	Sept 13, 2003	Sept 7, 2002

	(in thousands, except per share data)
(Loss) income—as reported from:
Continuing operations	$(3,401)	$6,456	$11,072	$9,219
Discontinued operations	—	480	(155)	1,642

Net (loss) income—as reported	$(3,401)	$6,936	$10,917	$10,861

Add: Stock-based compensation expense included in reported income from continuing operations, net of tax effects.	$7,807	$1,183	$10,088	$3,748
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects.	8,091	1,454	10,807	4,453

(Loss) income—pro forma from:
Continuing operations	(3,685)	6,185	10,353	8,514
Discontinued operations	—	480	(155)	1,642

Net (loss) income—pro forma	$(3,685)	$6,665	$10,198	$10,156

Basic (loss) earnings per share
As reported: continuing operations	$(0.18)	$0.35	$0.58	$0.50
As reported: discontinued operations	—	0.03	(0.01)	0.09

As reported: total	$(0.18)	$0.38	$0.57	$0.59

Pro forma: continuing operations	$(0.20)	$0.33	$0.54	$0.46
Pro forma: discontinued operations	—	0.03	(0.01)	0.09

Pro forma total	$(0.20)	$0.36	$0.53	$0.55

Diluted (loss) earnings per share
As reported: continuing operations	$(0.18)	$0.33	$0.58	$0.48
As reported: discontinued operations	—	0.03	(0.01)	0.09

As reported: total	$(0.18)	$0.36	$0.57	$0.57

Pro forma: continuing operations	$(0.20)	$0.32	$0.54	$0.44
Pro forma: discontinued operations	—	0.03	(0.01)	0.09

Pro forma: total	$(0.20)	$0.35	$0.53	$0.53

Note 3—Pending acquisition of the Company by Yellow Corporation

Roadway Corporation announced on July 8, 2003 that a definitive agreement had been signed under which Yellow Corporation would acquire Roadway for approximately $966 million, or $48 per share (based on a fixed exchange ratio and a 60-day average price per share of $24.95 for Yellow common stock in a half cash, half stock transaction). If this transaction proceeds to the ultimate acquisition of Roadway Corporation by Yellow Corporation, Roadway Corporation will no longer exist as a Registrant. Separate disclosure of audited financial statements may be required to satisfy financing requirements by creditors, however, no such reporting requirements have as yet been determined.

Note 4—Discontinued operations

On December 26, 2002, the Company entered into an agreement to sell Arnold Transportation Services (ATS) to a management group led by the unit’s president and a private equity firm, for approximately $55 million, consisting of $47 million in cash and an $8 million note. The ATS business segment was acquired as part of the Company’s purchase of Arnold Industries, Inc. (subsequently renamed Roadway Next Day Corporation) in November 2001, but did not fit the Company’s strategic focus of being a less-than-truckload (LTL) carrier. The transaction was completed on January 23, 2003. The Company recognized a gain of $150,000, net of tax, as a result of this transaction.

The Company has reported the ATS results as a discontinued operation in the accompanying financial statements and, unless otherwise stated, the notes to the financial statements for all periods presented exclude the amounts related to this discontinued operation.

Note 5—Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Twelve Weeks Ended		Thirty-six Weeks Ended
	(Third Quarter)		(Three Quarters)
	Sept 13, 2003	Sept 7, 2002	Sept 13, 2003	Sept 7, 2002

	(in thousands, except per share data)
(Loss) income from:
Continuing operations	$(3,401)	$6,456	$11,072	$9,219
Discontinued operations	—	480	(155)	1,642

Net (loss) income	$(3,401)	$6,936	$10,917	$10,861

Weighted-average shares for basic earnings per share	19,460	18,478	19,018	18,502
Management incentive stock plans	—	436	20	480

Weighted-average shares for diluted earnings per share	19,460	18,914	19,038	18,982

Basic (loss) earnings per share from:
Continuing operations	$(0.18)	$0.35	$0.58	$0.50
Discontinued operations	—	0.03	(0.01)	0.09

Basic earnings per share	$(0.18)	$0.38	$0.57	$0.59

Diluted (loss) earnings per share from:
Continuing operations	$(0.18)	$0.33	$0.58	$0.48
Discontinued operations	—	0.03	(0.01)	0.09

Diluted (loss) earnings per share	$(0.18)	$0.36	$0.57	$0.57

For all periods presented, there were no stock options or other potentially dilutive securities that could potentially dilute basic earnings per share in the future that were not included in the computation of dilutive earnings per share.

Note 6—Segment information

The Company provides freight services in two business segments: Roadway Express (Roadway) and New Penn Motor Express (New Penn). The Roadway segment provides long haul, expedited, and regional LTL freight services in North America and offers services to over 100 countries worldwide. The New Penn segment provides regional, next-day ground LTL freight service operating primarily in New England and the Middle Atlantic States.

The Company’s reportable segments are identified based on differences in products, services, and management structure. Operating income is the primary measure used by our chief operating decision-maker in evaluating segment profit and loss and in allocating resources and evaluating segment performance. Business segment assets consist primarily of customer receivables, net carrier operating property, and goodwill.

	Twelve weeks ended September 13, 2003
	(Third Quarter)

	Roadway Express	New Penn	Total

	(in thousands)

Revenue	$700,668	$50,926	$751,594
Operating expense:
Salaries, wages & benefits	441,446	33,412	474,858
Operating supplies	117,826	7,247	125,073
Purchased transportation	76,729	517	77,246
Operating license and tax	17,025	1,390	18,415
Insurance and claims	14,530	527	15,057
Depreciation	14,250	2,239	16,489
Net (gain) loss on sale of operating property	(5,069)	1	(5,068)
Compensation and other expense related to the Yellow acquisition	23,374	963	24,337

Total operating expense	700,111	46,296	746,407

Operating income	$557	$4,630	$5,187

Operating ratio	99.9%	90.9%	99.3%
Total assets	$802,834	$406,365	$1,209,199

Note 6—Segment information (continued)

	Twelve weeks ended September 7, 2002
	(Third Quarter)

	Roadway Express	New Penn	Total

	(in thousands)

Revenue	$631,158	$50,538	$681,696
Operating expense:
Salaries, wages & benefits	402,918	33,171	436,089
Operating supplies	104,540	5,929	110,469
Purchased transportation	63,318	532	63,850
Operating license and tax	16,512	1,420	17,932
Insurance and claims	15,488	784	16,272
Depreciation	15,507	2,452	17,959
Net loss (gain) on sale of operating property	1,129	(54)	1,075

Total operating expense	619,412	44,234	663,646

Operating income	$11,746	$6,304	$18,050

Operating ratio	98.1%	87.5%	97.4%
Total assets	$725,538	$366,733	$1,092,271

	Thirty-six weeks ended September 13, 2003
	(Three Quarters)

	Roadway Express	New Penn	Total

		(in thousands)

Revenue	$2,097,068	$150,124	$2,247,192
Operating expense:
Salaries, wages & benefits	1,313,985	99,512	1,413,497
Operating supplies	369,386	22,158	391,544
Purchased transportation	226,247	1,508	227,755
Operating license and tax	52,586	4,206	56,792
Insurance and claims	42,024	2,165	44,189
Depreciation	43,646	6,680	50,326
Net (gain) loss on sale of operating property	(4,288)	61	(4,227)
Compensation and other expense related to the Yellow acquisition	23,374	963	24,337

Total operating expense	2,066,960	137,253	2,204,213

Operating income	$30,108	$12,871	$42,979

Operating ratio	98.6%	91.4%	98.1%

Note 6—Segment information (continued)

	Thirty-six weeks ended September 7, 2002
	(Three Quarters)

	Roadway Express	New Penn	Total

	(in thousands)

Revenue	$1,791,125	$145,541	$1,936,666
Operating expense:
Salaries, wages & benefits	1,161,888	96,602	1,258,490
Operating supplies	303,527	17,980	321,507
Purchased transportation	171,761	1,373	173,134
Operating license and tax	46,743	4,162	50,905
Insurance and claims	37,840	2,625	40,465
Depreciation	46,192	7,757	53,949
Net loss (gain) on sale of operating property	1,778	(125)	1,653

Total operating expense	1,769,729	130,374	1,900,103

Operating income	$21,396	$15,167	$36,563

Operating ratio	98.8%	89.6%	98.1%

Reconciliation of segment operating income to consolidated operating income from continuing operations before taxes:

	Twelve Weeks Ended		Thirty-six weeks ended
	(Third Quarter)		(Three quarters)
	Sept 13, 2003	Sept 7, 2002	Sept 13, 2003	Sept 7, 2002

		(in thousands)

Segment operating income from continuing operations	$5,187	$18,050	$42,979	$36,563
Unallocated corporate income	–	–	–	–
Interest (expense)	(4,735)	(5,469)	(14,616)	(16,406)
Other (expense), net	(1,544)	(1,181)	(4,501)	(3,891)

Consolidated (loss) income from continuing operations before taxes	$(1,092)	$11,400	$23,862	$16,266

Note 6—Segment information (continued)

Reconciliation of total segment assets to total consolidated assets:

	September 13, 2003	December 31, 2002

	(in thousands)

Total segment assets	$1,209,199	$1,211,584
Unallocated corporate assets	101,901	41,351
Assets of discontinued operations	–	87,431
Elimination of intercompany balances	(27,687)	(4,493)

Consolidated assets	$1,283,413	$1,335,873

Note 7—Comprehensive Income

Comprehensive income differs from net income due to foreign currency translation adjustments and derivative fair value adjustments as shown below:

	Twelve weeks Ended		Thirty-six weeks ended
	(Third Quarter)		(Three quarters)
	Sept 13, 2003	Sept 7, 2002	Sept 13, 2003	Sept 7, 2002

		(in thousands)

Net (loss) income	$(3,401)	$6,936	$10,917	$10,861
Foreign currency translation adjustments	(707)	(628)	5,069	(684)
Derivative fair value adjustment	–	158	126	158

Comprehensive (loss) income	$(4,108)	$6,466	$16,112	$10,335

Note 8—Goodwill

At December 31, 2002 and September 13, 2003, the Company’s goodwill included $269 million recorded in connection with our acquisition of Arnold Industries Inc., renamed Roadway Next Day Corporation, on November 30, 2001. The Company initially recognized goodwill in the amount of $254 million at December 31, 2001. The preliminary purchase price allocation between New Penn Motor Express (New Penn) and Arnold Transportation Services (ATS) was expected to be adjusted as estimated fair values of assets acquired and liabilities assumed were finalized during 2002.

The preliminary allocation of goodwill was calculated based on the historic book values of assets, liabilities assumed, and an estimated purchase price allocation for the entity. During 2002, various adjustments were made to the preliminary purchase price that included direct acquisition costs, finalization of a third-party appraisal of the assets, an analysis of existing tax liabilities, and the pending sale of ATS. The third-party property appraisal resulted in the write-down of carrier operating property values due to the depressed used equipment market.

The final valuation of ATS was based on the sales price of $55 million, negotiated on October 2, 2002 between that unit’s president, a private equity firm, and the Company. The price is consistent with actual market valuations from other interested potential purchasers obtained in the fall of 2002.

Note 8—Goodwill (continued)

No indicator of impairment in the value of ATS existed from the date of purchase through the final sale. There was no change in operational performance during 2002 that would have caused us to modify the value of ATS. Despite declining overall economic market conditions in 2002 compared to 2001, ATS’ operating revenue and operating income remained constant.

The sale of ATS, while not contemplated at the time of acquisition, was negotiated within one year of the purchase, and was accordingly deemed the most reasonable fair value of the ATS entity. In addition, the allocation of goodwill primarily to New Penn was considered appropriate, as the entity originally sought in the acquisition of Arnold Industries, Inc. was New Penn. The acquisition presented Roadway with a strategic opportunity to build upon and extend its transportation services. New Penn, the less-than-truckload business unit, has historically had one of the lowest (best) operating ratios in the industry. The operating ratio is calculated as operating expenses divided by revenue.

The goodwill allocation between the Roadway Next Day Corporation entities at December 31, 2001 and December 31, 2002 is as follows (in thousands):

	New Penn	ATS	Roadway Next Day	Total

Preliminary	$187,576	$65,956	—	$253,532
Final	$268,894	—	$199	$269,093

The following table shows all the changes to goodwill during 2002 (in thousands). There have been no changes to goodwill since December 31, 2002.

Goodwill, December 31, 2001	$253,532
Additional direct transaction costs	998
Net write-down of assets to appraisal value	21,837
Reclassification to intangible assets	(5,630)
Tax accrual adjustment	(1,644)

Goodwill, December 31, 2002	$269,093

Note 9—Intangible assets other than goodwill

The following table shows the identifiable intangible assets other than goodwill, and indicates which assets are subject to amortization and the life assigned to them. These assets are recorded on the books of the New Penn segment. The estimated aggregate amortization expense is $654,000 in the next fiscal year and $154,000 in each of the fours years thereafter.

As of September 13, 2003:

			Expense
			recognized
		Accumulated	through three
Description	Gross amount	amortization	quarters	Life

Customer contracts	$770,000	$260,615	$106,615	5 years
Purchased customer list	3,000,000	2,346,500	346,500	3 years
Trade names	2,750,000	—	—	indefinite

Total	$6,520,000	$2,607,115	$453,115

Note 9—Intangible assets other than goodwill (continued)

As of December 31, 2002:

			Expense
			recognized
		Accumulated	through four
Description	Gross amount	amortization	quarters	Life

Customer contracts	$770,000	$154,000	$154,000	5 years
Purchased customer list	3,000,000	2,000,000	2,000,000	3 years
Trade names	2,750,000	—	—	indefinite

Total	$6,520,000	$2,154,000	$2,154,000

Note 10—Contingent Matter

The Company’s former parent, Caliber System, Inc., formerly known as Roadway Services, Inc (which was subsequently acquired by FDX Corporation, a wholly owned subsidiary of FedEx Corporation), is currently under examination by the Internal Revenue Service for tax years 1994 and 1995 (years prior to the spin-off of the Company). The IRS has proposed substantial adjustments for these tax years for multi-employer pension plan deductions. The IRS is challenging the timing, not the validity of these deductions. The Company is unable to predict the ultimate outcome of this matter; however, its former parent intends to vigorously contest these proposed adjustments.

Under a tax sharing agreement entered into by the Company and its former parent on January 2, 1996 (the date of the spin-off) the Company is obligated to reimburse the former parent for any additional taxes and interest that relate to the Company’s business prior to the spin-off. The amount and timing of such payments is dependent on the ultimate resolution of the former parent’s disputes with the IRS and the determination of the nature and extent of the obligations under the tax sharing agreement. On January 16, 2003, the Company made a $14 million payment to its former parent under the tax sharing agreement for taxes and interest related to certain of the proposed adjustments for tax years 1994 and 1995.

We estimate the range of the remaining payments that may be due to the former parent to be $0 to $16 million in additional taxes and $0 to $11 million in related interest, net of tax benefit. The Company has established a $16 million deferred tax liability and certain other reserves with respect to these proposed adjustments. There can be no assurance, however, that the amount or timing of any liability of the Company to the former parent will not have a material adverse effect on the Company’s results of operations and financial position.

Note 11—Impact of the acquisition-related charges

We are presenting this schedule to provide additional information for comparability to prior year operating results. This presentation should not be construed as a better measurement than the income statements as defined by generally accepted accounting principles. The following tables show the charges related to the pending acquisition of Roadway Corporation by Yellow Corporation, and their impact on operating income, operating ratio, income taxes, and earnings per share. These charges resulted primarily from the vesting of restricted stock awards, other compensation expense and transaction costs. The Company’s effective tax rate has increased from 42.0% to 53.6% as a result of the non-deductibility of these acquisition-related costs.

	Twelve Weeks Ended September 13, 2003
	(Third quarter)

		Acquisition
	As reported	Charges	As adjusted

Roadway Corporation
Revenue	$751,594	$—	$751,594
Operating expenses	746,407	(24,337)	722,070

Operating Income	5,187	24,337	29,524
Other (expense), net	(6,279)	—	(6,279)

Pretax (loss) income	(1,092)	24,337	23,245
Income tax expense	2,309	7,454	9,763

Net (loss) income	$(3,401)	$16,883	$13,482

(Loss) earnings per share (diluted)	$(0.18)	$0.89	$0.71
Operating ratio	99.3%		96.1%

Roadway Express
Revenue	$700,668	$—	$700,668
Operating expenses	700,111	(23,374)	676,737

Operating income	$557	$23,374	$23,931

Operating ratio	99.9%		96.6%

New Penn
Revenue	$50,926	$—	$$50,926
Operating expenses	46,296	(963)	45,333

Operating income	$4,630	$963	$5,593

Operating ratio	90.9%		89.0%

Note 11—Impact of the acquisition-related charges (continued)

	Thirty-six Weeks Ended September 13, 2003
	(Three Quarters)

		Acquisition
	As reported	Charges	As adjusted

Roadway Corporation
Revenue	$2,247,192	$—	$2,247,192
Operating expenses	2,204,213	(24,337)	2,179,876

Operating income	42,979	24,337	67,316
Other (expense), net	(19,117)	—	(19,117)

Pretax income	23,862	24,337	48,199
Income tax expense	12,790	7,454	20,244

Operating income from continuing operations	11,072	16,883	27,955
(Loss) from discontinued operations	(155)	—	(155)

Net income	$10,917	$16,883	$27,800

Earnings per share (diluted)	$0.57	$0.89	$1.46
Operating ratio	98.1%		97.0%
Roadway Express
Revenue	$2,097,068	$—	$2,097,068
Operating expenses	2,066,960	(23,374)	2,043,586

Operating income	$30,108	$23,374	$53,482

Operating ratio	98.6%		97.4%
New Penn
Revenue	$150,124	$—	$150,124
Operating expenses	137,253	(963)	136,290

Operating income	$12,871	$963	$13,834

Operating ratio	91.4%		90.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated results of operations for the third quarter ended September 13, 2003 compared to the third quarter ended September 7, 2002

Consolidated revenue was $752 million in the current quarter, a 10% increase from third quarter 2002. This increase was primarily due to increased revenue at Roadway Express following the shutdown in September 2002 of Consolidated Freightways (CF), a major competitor. Operating expenses grew 12.5%, and the operating ratio (operating expenses as a percentage of revenue) deteriorated 1.9 points to 99.3%, compared to last year’s 97.4%. Operating income from continuing operations declined to $5.2 million compared to $18.1 million in the prior year quarter. In the current quarter, we recorded $24.3 million of compensation and other expense related to the Company’s pending acquisition by Yellow Corporation. The compensation expenses related to accelerated vesting of stock and other compensation under various Roadway benefit plans triggered by the pending acquisition. The other non-compensation expenses related to transaction fees paid by the Company. Excluding these charges, consolidated operating income from continuing operations would have been $29.5 million, a 64% increase over the third quarter of 2002, and the operating ratio would have improved to 96.1% compared to 97.4% in the third quarter of 2002 (see Note 11). This increase in operating income from continuing operations and improvement in the operating ratio is attributable to the improved performance of Roadway Express. The net other expense of $1.5 million is primarily composed of financing fees of $0.8 million and amortization of debt costs of $0.6 million associated with the acquisition of Roadway Next Day in 2001. The Company had a net loss of $3.4 million or $0.18 per share (diluted), for the current quarter, compared to a net income of $6.9 million, or $0.36 per share (diluted) in the same quarter last year.

The Company’s effective tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses. The effective tax rate for the first three quarters of 2003 increased to 53.6%, compared to 43.3% in the same period last year, and up from 42% through two quarters of 2003. This increase is due to the impact of the acquisition-related expenses discussed above.

Consolidated results of operations for the three quarters ended September 13, 2003 compared to the three quarters ended September 7, 2002

Consolidated revenue was $2.2 billion in the first three quarters, a 16% increase from the first three quarters of 2002. This increase was primarily due to increased revenue at Roadway Express following the shutdown in September 2002 of CF. In addition, Roadway’s first three quarters of this year contained four more working days than in last year’s first three quarters. Operating expenses grew by 16%, and the operating ratio was flat compared to last year’s 98.1%. Excluding the acquisition-related expenses discussed above, the operating expenses would have increased only 14.7%, and the operating ratio would have improved to 97.0% from last year’s 98.1%. The Company’s consolidated operating income from continuing operations was $43 million, an increase of 18% compared to the first three quarters of 2002. Excluding the acquisition-related expenses, operating income would have increased 84% (see note 11). This increase in operating income from continuing operations is solely attributable to the improved performance of Roadway Express. The net other expense of $4.5 million is primarily composed of financing fees of $2.5 million and amortization of debt costs of $2.3 million associated with the acquisition of Roadway Next Day in 2001. The Company had net income of $10.9 million or $0.57 per share (diluted), for the first three quarters of 2003, unchanged from prior year.

The Company’s effective tax rate differs from the Federal statutory rate due to the impact of state taxes, taxes on foreign operations, and non-deductible operating expenses. The effective tax rate for the first three quarters of 2003 increased to 53.6%, compared to 43.3% in the same period last year, and up from 42% through two quarters of 2003. This increase is due to the impact of the acquisition-related expenses discussed above.

In January 2003, we sold ATS, the truckload subsidiary of Roadway Next Day Corporation, for $55 million, consisting of $47 million in cash and an $8 million note. ATS has been accounted for as a discontinued operation for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Roadway Express, Inc.

Results of operations for the third quarter ended September 13, 2003 compared to the third quarter ended September 7, 2002

Roadway Express is a less-than-truckload (LTL) carrier, and all of our services take place within our LTL network of 371 terminals (68% Company-owned; 32% leased) located throughout the United States, Canada and Mexico, which are all operated by Roadway Express. All of the services constitute movement of goods and information through our network of terminals. The operations of the network are evaluated as one business by the chief operating decision-maker, with multiple services co-mingled and handled simultaneously. Roadway Express’ primary service offerings include national LTL, regional LTL, truckload and specialized services. These services often overlap in multiple categories. Specialized services, which consist of International Canada, International Mexico, International Ocean, Domestic Ocean, Time-Critical Service, Air Service, Exhibition Service and Non-Freezable Service, is the fastest growing service. It accounted for approximately 16% of Roadway Express’ total revenue in the current quarter, and increased 13% over the third quarter of 2002. Shipments identified in the different service offerings are handled simultaneously at the same terminals, by the same employees and with the same equipment.

Roadway delivered 1.8 million tons of freight in the current quarter, 6.4% higher than last year’s third quarter. This tonnage increase coupled with a 4.3% increase in revenue per ton led to an 11% increase in revenue, to $701 million. The tonnage improvement is primarily due to the shutdown of CF at the beginning of our fourth quarter in 2002. Net revenue per ton was $396.86, up 4.3% compared to the same quarter last year. A variable rate fuel surcharge averaged 2.9% of revenue in the current quarter compared to 1.8% of revenue in the prior-year quarter. Without the revenue increase relating to the fuel surcharge, freight rates were up 3.2% compared to the third quarter of 2002. This improvement in freight rates is due to contractual rate adjustments and Roadway’s rate increase effective July 13, 2003. The continued economic sluggishness has lead to increased pricing pressures, especially in the regional markets. Total operating expenses increased by 13%, while revenue increased 11%, leading to a deterioration in the operating ratio to 99.9%, compared to a 98.1% in the same quarter last year. Roadway Express was charged with $23.3 million of the acquisition-related charges discussed above, which lead to the poor operating ratio in the current quarter. Excluding these charges, operating expenses would have increased only 9.3%, and the operating ratio would have improved to 96.6%.

We expect that positive tonnage comparisons will not continue through the fourth quarter of 2003, because the fourth quarter of 2002 includes the benefit we derived from the shutdown of CF, and our fourth quarter this year will have four fewer business days than the fourth quarter of 2002.

Salaries, wages, and benefits as a percentage of revenue decreased to 63.0% in the current quarter, from 63.8% in the third quarter of 2002. Both direct and indirect wages reflected this improvement, which was attributable to efficiencies realized because of the increase in freight volume. Included in the benefit expense was a $3.6 million increase in cost associated with the Company-sponsored pension plan, and a $8.3 million increase in variable pay related to performance. Operating supplies and expenses increased slightly to 16.8% of revenue, up from 16.6% in the prior year quarter, as favorable variances due to the growth in freight volume and cost controls were more than offset by higher fuel prices and increases in certain administrative costs. The growth in purchased transportation as a percent of revenue was primarily due to the 13% increase of linehaul miles run on the railroads and other intermodal services. Reductions in public liability insurance expense were offset by increases in cargo claims expense. Depreciation expense declined as a percent of revenue because we were able to handle the significant growth in tonnage using existing capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the third quarter of 2003, Roadway Express’ international services generated $2.8 million pretax income. Roadway Express’ international services include effective data and shipment management resulting in timely border crossing and customs clearance. The relative growth in profitability of these international operations in recent years compared to domestic operations has been achieved primarily through the management of the mix and yield, and to a lesser extent cost control, of the freight actually carried to, from, or within Canada. The Canadian component of these international services predominate. In the current quarter Canadian freight mix shift resulted from international Canada freight revenue growth of 11% compared to the third quarter of 2002, while the extremely competitive domestic Canadian freight declined slightly.

The following table is a comparison of operating statistics for the third quarter of 2003 and 2002:

	Twelve Weeks Ended
	(Third Quarter)		Percentage
	Sept 13, 2003	Sept 7, 2002	change

LTL tons	1,458,899	1,347,193	8.3%
Truckload tons	306,635	312,130	(1.8)%

Total tons	1,765,534	1,659,323	6.4%
LTL shipments	3,027,865	2,810,263	7.7%
Truckload shipments	37,826	37,585	0.6%

Total shipments	3,065,691	2,847,848	7.6%
Revenue per LTL ton	$444.31	$432.20	2.8%
Revenue per truckload ton	$171.07	$156.68	9.2%
Total revenue per ton	$396.86	$380.37	4.3%

Results of operations for the three quarters ended September 13, 2003 compared to the three quarters ended September 7, 2002

Roadway delivered 5.3 million tons of freight in the first three quarters, an increase of 12.0% compared to the same period in the prior year. This improvement is primarily due to the shutdown of CF, as discussed above. There were four more working days in the first three quarters of 2003 compared to the same period last year. Net revenue per ton was $396.06, up 4.6% compared to the same three quarters last year. The variable rate fuel surcharge averaged 3.3% of revenue in the three quarters ended September 13, 2003 compared to 1.5% of revenue in the prior-year period. Without the revenue increase relating to the fuel surcharge, freight rates were up 2.7% compared to the first three quarters of 2002. Total operating expenses increased by 16.8%, while revenue increased 17.1%, leading to an improvement in the operating ratio to 98.6%, compared to a 98.8% in the first three quarters last year. As discussed above, Roadway Express was charged with $23.3 million of the acquisition-related charges. Excluding these charges, operating expenses would have increased 15.5%, and the operating ratio would have improved to 97.4%.

Through the first three quarters of 2003, Roadway Express’ international services generated $8.7 million pretax income. International Canadian freight revenue grew 19% compared to three quarters of 2002, while the extremely competitive domestic Canada freight grew by 7%.

The changes in operating expenses that are discussed above in the results of operations for the third quarter 2003 also apply to the three quarters ended September 13, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table is a comparison of operating statistics for the first three quarters of 2003 and 2002:

	Thirty-six Weeks Ended
	(Three Quarters)		Percentage
	Sept 13, 2003	Sept 7, 2002	change

LTL tons	4,384,783	3,866,001	13.4%
Truckload tons	910,013	862,135	5.6%

Total tons	5,294,796	4,728,136	12.0%
LTL shipments	9,223,684	8,151,571	13.2%
Truckload shipments	112,445	104,486	7.6%

Total shipments	9,336,129	8,256,057	13.1%
Revenue per LTL ton	$443.52	$428.85	3.4%
Revenue per truckload ton	$167.41	$154.49	8.4%
Total revenue per ton	$396.06	$378.82	4.6%

New Penn Motor Express

Results of operations for the third quarter ended September 13, 2003 compared to the third quarter ended September 7, 2002

Revenue was $51 million for the third quarter of 2003, up 0.8% from the third quarter of 2002. Tonnage was 2.5% lower and freight rates were 3.3% higher. The slow economic recovery and the highly competitive Northeast market prevented New Penn from showing year-over-year tonnage improvements. New Penn did not benefit from the shutdown of CF since CF did not operate in the next-day market. The operating ratio for New Penn was 90.9% in the second quarter of 2003 compared to 87.5% in last year’s third quarter. New Penn was charged with $963,000 of the previously discussed acquisition-related charges. Excluding these charges, the operating ratio would have been 89.0%. All expenses except operating supplies were flat or lower as a percentage of revenue compared to the prior year quarter. Operating supplies were up due to fuel costs, tolls, and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the operating statistics for the third quarter of 2003 and 2002:

	Twelve Weeks Ended
	(Third Quarter)		Percentage
	Sept 13, 2003	Sept 7, 2002	change

LTL tons	190,771	195,791	(2.6)%
Truckload tons	29,052	29,651	(2.0)%

Total tons	219,823	225,442	(2.5)%
LTL shipments	430,019	432,803	(0.6)%
Truckload shipments	3,601	3,653	(1.4)%

Total shipments	433,620	436,456	(0.6)%
Revenue per LTL ton	$250.86	$242.01	3.7%
Revenue per truckload ton	$105.62	$106.36	(0.7)%
Total revenue per ton	$231.67	$224.17	3.3%

Results of operations for the three quarters ended September 13, 2003 compared to the three quarters ended September 7, 2002

Revenue was $150 million for the first three quarters of 2003, up 3.1% from the same period in 2002, while tonnage was up 0.8%. The first three quarters this year had four more working days than the same period in 2002, so tonnage on a daily basis has declined slightly. The unusually harsh winter in the Northeast, combined with the slow economic recovery and the highly competitive market, prevented New Penn from showing year-over-year tonnage improvements on a daily basis. New Penn did not benefit from the shutdown of CF since CF did not operate in the next-day market. The operating ratio for New Penn was 91.4% in the first three quarters of 2003, a deterioration from last year’s 89.6%. Excluding the acquisition-related charges, the operating ratio would have been 90.8%. The changes in operating expenses that are discussed above in the results of operations for the third quarter 2003 also apply to the three quarters ended September 13, 2003.

The following table shows the operating statistics for the first three quarters of 2003 and 2002:

	Thirty-six Weeks Ended
	(Three Quarters)		Percentage
	Sept 13, 2003	Sept 7, 2002	change

LTL tons	566,921	566,946	0.0%
Truckload tons	86,723	81,499	6.4%

Total tons	653,644	648,445	0.8%
LTL shipments	1,283,363	1,256,504	2.1%
Truckload shipments	10,639	10,136	5.0%

Total shipments	1,294,002	1,266,640	2.2%
Revenue per LTL ton	$248.45	$241.43	2.9%
Revenue per truckload ton	$106.92	$106.28	0.6%
Total revenue per ton	$229.67	$224.45	2.3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and capital resources

At the end of the current quarter, cash and cash equivalents amounted to $133 million, a $26 million increase from year-end 2002. During the first three quarters, cash provided by operating activities was $54 million, as compared to $44 million in the first three quarters of 2002. In the first quarter of 2003, cash proceeds of $47 million were received for the sale of ATS. During 2002, cash payments of $24 million were related to the Roadway Next Day acquisition. Cash outlays for the acquisition were completed in 2002. Beginning in 2003, existing treasury shares were used to fund certain employee stock plans, so additional share purchases for treasury have not been necessary.

Capital expenditures are financed primarily through internally generated funds. Future expenditures are expected to be financed in a similar manner, along with planned replacements through operating lease arrangements. Gross capital expenditures of $70 to $80 million are expected for the entire year of 2003. The capital expenditures are primarily designated for revenue equipment, facilities, and information systems.

The Company’s credit facility consists of a five-year, $215 million senior revolving credit facility with a $165 million sublimit for letters of credit, and a five-year $175 million senior term loan. As of September 13, 2003, there were no amounts outstanding under the revolving credit facility, but availability had been reduced by $141 million as a result of the issuance of letters of credit, primarily related to casualty claims. As of September 13, 2003, $30 million was outstanding under the senior term loan facility, with quarterly installments ranging from $1.4 million in 2003 to $2.8 million in 2006. Management intends to repay the entire balance by year-end 2003. The senior term loan accrued interest at the rate of 2.6% as of September 13, 2003.

On January 23, 2003, the sale of ATS was completed for $55 million, consisting of $47 million in cash and an $8 million note. The sale of ATS resulted in a mandatory prepayment of $24 million on the senior term loan.

The Company’s $225 million of 8-1/4% senior notes are due December 1, 2008. Interest is due semi-annually on June 1 and December 1.

The Company’s Canadian subsidiary also has a $10 million credit facility available for borrowing under a secured revolving line of credit and bankers’ acceptances. At September 13, 2003, there were no amounts outstanding on this facility.

At September 13, 2003, the Company had outstanding debt of $255 million, $6.4 million of which is classified as current on the balance sheet. Remaining borrowing capacity of $84 million is currently available under the arrangements described above.

The financing arrangements include covenants that require the Company to comply with certain financial ratios, including leverage and fixed-charge coverage ratios, and maintenance of a minimum level of tangible net worth. The Company was in compliance with all covenants as of September 13, 2003.

Management believes that cash flows from operations and current financing sources will be sufficient to support working capital needs, projected capital expenditures, dividends to shareholders, and anticipated expenditures for other corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows aggregated information about contractual obligations and commercial commitments as of September 13, 2003.

	Payments due by periods
	(in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4-5 years	After 5 years

Senior-Term Debt	$10,985	$2,615	$6,277	$2,093	$—
8.25% Senior Notes	225,000				225,000
Operating Leases	116,812	40,456	45,005	18,939	12,412
Interest Rate Swap Agreements(1)	6,471	6,471	—	—	—
Asset backed securitization	100,000	—	100,000	—	—

Total contractual cash obligations	$459,268	$49,542	$151,282	$21,032	$237,412

(1)  Notional amount plus balloon payment.

The investment performance of the Company’s pension plan assets caused a 15.8% decline in 2002 and a 16.8% increase through the first three quarters of 2003, excluding additional contributions by the Company or distributions to retirees. The poor investment performance in 2002 has resulted in a requirement to fund the pension plan. In 2003, the Company has contributed $8 million to the plan. In 2004 and beyond, we anticipate funding requirements at amounts roughly comparable to the periodic pension expense recognized. As discussed in the results of operations above, the decline in the pension plan assets has caused an increase in pension expense in 2003.

The Company has a pension administration committee composed of certain members of senior management and employs an outside consultant to ensure proper allocation and investment of pension assets. The investment strategy of the administration committee is to maintain proper allocation of assets to ensure maximum returns at an acceptable level of risk. Upon identifying an under-performing fund manager or material differences between the model and actual portfolio allocation, the committee has taken and will continue to take the necessary steps to rebalance the portfolio and attempt to minimize risk in a manner consistent with its fiduciary obligations.

There have been no significant changes to the pension plan documents or employee groups that have resulted in increased pension expense. Deterioration of plan assets has occurred due to general market conditions.

Off Balance Sheet Arrangements

Roadway can finance up to $200 million of its domestic accounts receivable under the accounts receivable securitization arrangement, which has a three-year term expiring November 2004. Under this arrangement, undivided interests in Roadway’s domestic accounts receivable are sold through a special purpose entity (SPE), a wholly owned subsidiary of Roadway, without recourse, to an unrelated third party financial conduit. At September 13, 2003, undivided interests in the accounts receivable pool aggregating $100 million were sold under this arrangement, leaving an additional $100 million available. This arrangement allowed Roadway Express to immediately use the $100 million to be collected on accounts receivable at an effective rate of 2.4% during the third quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The arrangement provides that new Roadway accounts receivable are immediately sold through the SPE. The receivables are sold through Roadway Funding (a special purpose entity) to a financial conduit and used as collateral for issuing 30 day commercial paper, up to $200 million. The commercial paper must be secured at all times by open receivables. Since receivables are incurred and collected on a daily basis as Roadway delivers freight, it is necessary to continually sell Roadway’s receivables. As such, on a cumulative basis, Roadway sold $2.0 billion and $1.7 billion of receivables through the third quarter in 2003 and 2002, respectively, which is representative of all eligible receivables generated through ongoing operations during the first three quarters of each year. Receivables sold under this accounts receivable securitization facility are sold without recourse. The Company does not provide indemnification for receivables that are not collected or paid on account of the obligor’s insolvency, bankruptcy, or financial inability to pay. The Company does however retain the risk of credit loss resulting from dilution in the ordinary course of business, such as, billing errors and cargo claims for damages. The Company effectively retains the risk of credit losses on receivables because only the most current receivables are sold to the SPE. The conduit has collection rights to recover payments from the designated accounts receivable and Roadway retains collection and administrative responsibilities for all accounts receivable.

The accounts receivable are sold at a discount from the face amount to pay investor yield (LIBOR) on the undivided interests sold to the conduit, for utilization fees (0.25% of the undivided interest sold), and for program fees (0.50% of the total commitment). The discount from the face amount for accounts receivable sold by Roadway Express was directly offset by a gain on allowance for accounts receivable discounts upon the consolidation of the SPE.

Other matters

Under the terms of the Company’s current contract with the Teamsters, which extends through March 31, 2008, wage increases approximating 1.7% of wages and benefits were effective April 1, 2003 with another increase of approximately 2.0%, which was effective August 1, 2003, designated for benefits.

Accruals for casualty claims represent management’s estimates of claims for property damage and public liability and workers’ compensation. The Company manages casualty claims with assistance of a third party administrator (TPA) along with oversight by a major risk management provider. The Company is self-insured for these claims with retention generally limited to $3 million. The Company and its TPA closely monitor the liability balances by using actual adjuster evaluations of each claim and a statistical benchmarking database for analysis of accrual accuracy.

The Company receives notices from the Environmental Protection Agency from time to time identifying it as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act for various Superfund sites. The Company believes that its obligation with regard to these sites is not significant.

Roadway Corporation maintains accruals for certain casualty claims relating to ATS. At year-end 2002, these accruals, covering approximately 150 claims, totaled $2,084,000, consisting of $1,140,000 related to workers’ compensation and $944,000 related to property damage and public liability. The total case detail accrual was $1,752,000 with another $332,000 provision for case development. This amount represents less than 2% of the total accruals for casualty claims and is immaterial to the Company. As of September 13, 2003, the total remaining accrual balance for these claims was $1,201,000 or 58% of the year-end 2002 total. This is a normal progression of payments. Although an expected resolution date cannot be determined due to the specifics involved in each individual case, our expectation based on experience is that this balance will continue to decrease over the next year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

While most of the information provided herein is historical, some of the comments made are forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to the outlook for expectations for revenue, earnings or other future financial or business performance, strategies, expectations and goals. All statements that are not historical statements of fact are “forward-looking statements” and are subject to numerous risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements include all comments relating to our beliefs and expectations as to future events and trends affecting our business, results of operations and financial condition. We intend for the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “continues,” “projects,” and similar expressions to identify forward-looking statements. The risks and uncertainties include, among others, variable factors such as capacity and rate levels in the motor freight industry; fuel prices; the impact of competition; the state of the national economy; the success of our operating plans, including our ability to manage growth and control costs; labor relations matters; uncertainties concerning the impact terrorist activities may have on the economy and the motor freight industry; and the timely completion of Yellow Corporation’s plan to acquire Roadway Corporation and its subsidiaries. We have based these forward-looking statements on management’s analysis about future events only as of the date of this press release. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this press release. These forward-looking statements are subject to risks, uncertainties, and assumptions about us and our subsidiaries. In addition to the disclosure contained in this document, you should carefully review the risks and uncertainties contained in other documents Roadway Corporation files from time to time with the Securities and Exchange Commission. Those documents are accessible on the SEC’s Web site at www.sec.gov and through our Web site at www.roadwaycorp.com.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Roadway has interest rate swap agreements with major commercial banks that fix the interest rate payable on its trailer leases, which are otherwise variable, and principally based on LIBOR. The value of the leases upon which the payments are based was not changed due to these agreements. The agreements, which expire during 2004, fix Roadway’s interest costs at 5.62% on leases with a notional amount of $1.7 million, and prevent the Company’s earnings from being directly affected by changes in interest rates related to the trailer leases. The fair value of Roadway’s interest rate swaps at September 13, 2003 is a liability of approximately $200,000, net of income taxes, and has been determined using proprietary financial models developed by the lending institutions that are counterparties to the swap arrangements.

Pricing under the revolving credit facility and the senior term loan is at a fluctuating rate based on alternate base rate as determined by Credit Suisse First Boston or LIBOR, plus an additional margin. The Company may incur economic losses due to adverse changes in the alternate base rate or LIBOR, but does not view its current exposure as material. A 5% adverse change in rates would not have a material impact on future cash flows and earnings of the Company.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of Roadway’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 13, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 13, 2003. There were no changes in Roadway’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Roadway’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in securities and use of proceeds

The Company maintains a Union Stock Plan. Participation in the Union Stock Plan is involuntary, and the plan is noncontributory. Shares of the Company’s common stock (Common Stock) are awarded to participants in the Union Stock Plan as a bonus based on operating margin, accident and injury record, and attendance. During the first three quarters of 2003, the Company issued a total of 19,966 shares of Common Stock to participants under the plan. The Company has concluded that the award of a Common Stock bonus under the Union Stock Plan does not involve a “sale” of a security and thus is not subject to registration under the Securities Act of 1933, as amended.

On January 15, 2003, the Company granted 3,124 shares of common stock, par value $0.01 per share, to the members of the Roadway Express, Inc. Medical Board. These transactions were exempt from the registration provisions of the Securities Act of 1933, as amended pursuant to Section 4(2) of such Act.

Item 5. Other information

On October 8, 2003, the Board of Directors of the Company declared a cash dividend of $0.05 per share on the Company’s common stock. The dividend is payable on December 1, 2003 to shareholders of record on November 14, 2003.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.

10.21*	Form of Change in Control Severance Agreement.

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s certification of financial statements and related information with respect to the Company’s quarterly report on Form 10-Q for the quarter ended September 13, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s certification of financial statements and related information with respect to the Company’s quarterly report on Form 10-Q for the quarter ended September 13, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Condensed Consolidated Financial Statements of Roadway Express, Inc. and Subsidiaries for the quarters ended September 13, 2003 and September 7, 2002.

99.2	Condensed Consolidated Financial Statements of Roadway Next Day Corporation for the quarters ended September 13, 2003 and September 7, 2002.

*     Pursuant to Instruction 2 to Item 601 of Regulation S-K, the several Change of Control Severance Agreements between the registrant and each of Joseph R. Boni III, John D. Bronneck, J. Dawson Cunningham, John J. Gasparovic, John T. Hickerson, Thomas V. Lopienski, Robert W. Obee, and Robert L. Stull are not filed as exhibits to this quarterly report on Form 10-Q because they are substantially identical in all material respects to the form of Change of Control Severance Agreement filed as Exhibit 10.21 to this quarterly report on Form 10-Q.

(b)	List of the Current Reports on Form 8-K that were filed in the second quarter of 2003:

Filing Date of Form 8-K	Description

July 8, 2003	Press release concerning results of operations for the second quarter ending June 15, 2003.

July 8, 2003	Press release announcing the signing of a definitive agreement under which Yellow Corporation would acquire Roadway. The Agreement and Plan of Merger were included as an exhibit to this 8-K.

August 27, 2003	Transcript of a meeting of William D. Zollars, President, CEO, and Chairman of Yellow Corporation, with employees of Roadway Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROADWAY CORPORATION

Date: October 27, 2003	By:	/s/ J. Dawson Cunningham

J. Dawson Cunningham, Executive Vice President and Chief Financial Officer

Date: October 27, 2003	By:	/s/ John G. Coleman

John G. Coleman, Controller